Form 10-K
period 1993-12-31
ENCORE COMPUTER CORP /DE/
filed 1994-04-13
CIK 764037

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                FORM 10-K


  (Mark One)
  [  X  ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
               For the Fiscal Year Ended December 31, 1993
                                   OR
  [      ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              For the transition period from ________ to _______.


                       Commission File No. 0-13576


                        ENCORE COMPUTER CORPORATION
             (Exact name of registrant as specified in its charter)

      Delaware                            04-2789167
 (State of Incorporation)       (I.R.S. Employer Identification No.)

 6901 West Sunrise Blvd.
 Fort Lauderdale, Florida                         33313
(Address of Principal Executive Offices)       (Zip Code)
 Telephone:  305-587-2900

       Securities registered pursuant to Section 12(g) of the Act:
                 Common Stock, par value $.01 per share

Indicate  by  check mark whether the registrant (1)  has  filed   all
 reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
 the past 90 days.      X   Yes          No

 Indicate by check mark if disclosure of delinquent filers pursuant to
 Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
 this Form 10-K or any amendment to this Form 10-K [   ].

 Aggregate market value, as of April 6, 1994 of Common Stock held by non-affiliates of the registrant: $110,660,168.

 The   number of shares outstanding of the registrant's only class  of
 Common Stock as of April 6, 1994 was 32,788,198.

DOCUMENTS INCORPORATED BY REFERENCE:   PART  OF DOCUMENT IN WHICH INCORPORATED
 Portions of the Registrant's Proxy
 Statement for the 1994 Annual Meeting
 of Shareholders                                  PartIII

 A  list of all exhibits to this Form 10-K is on Page 59.

PART I

Item 1   Business

(a)  General Development of Business

Encore Computer Corporation ("Encore" or the "Company"), a worldwide company headquartered in Fort Lauderdale, Florida, is a supplier of open, scalable computer systems for data center and mission-critical applications. The Company was founded in 1983 as a Delaware corporation. With sales offices and distributors throughout the United States, Canada, Europe and the Far East, the Company designs, manufactures, distributes and supports mainframe class computer systems for on-line transaction processing and real-time applications. Many of the company's
product   lines   employ   Encore's  patented   MEMORY   CHANNEL
technology. Encore's alternative mainframe product, known as the Infinity 90 Series, exceeds proprietary mainframe computing requirements through cost-effective, massively scalable computer technology. The real-time product sets including the Infinity R/T and ENCORE RSX, provide optimum solutions for complex, real-time processing applications.

In 1989, Encore enhanced its worldwide marketing presence when it acquired the assets and assumed the liabilities of the Gould Electronics Inc. (formerly Gould Inc.) Computer Systems Division (the "Computer Systems Business"), a business that was significantly larger than the Company itself. Since the acquisition, the Company has integrated the best of both business' technologies into a single, high performance open system architecture. However, as more fully discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes G and J of the Notes to Consolidated Financial Statements, since the acquisition of the Computer Systems Business, the Company has been unable to achieve a level of profitability and has sustained significant losses in all years since the acquisition. Japan Energy Corporation ("Japan Energy"; formerly Nikko Kyodo Co., Ltd.) and its wholly owned subsidiaries Gould Electronics Inc.("Gould") and EFI International, Ltd. ("EFI") (or collectively the "Japan Energy
Group") have been the principal sources of the Company's financing since the acquisition. The Japan Energy Group has provided the Company with its revolving credit facility, provided certain loan guarantees and entered into various exchanges of indebtedness for preferred stock. The Company is and will remain dependent on the continued financial support of the Japan Energy Group until it achieves a state of continued profitability. Should Encore be unsuccessful in securing additional future financing from the Japan Energy Group as it is required, it is likely the Company will be unable to settle its liabilities on a timely basis.

Approximately 37% of 1993 revenues were derived through sales to various U.S. government agencies. In certain cases, U.S. government agencies, such as the Department of Defense, are precluded from awarding contracts requiring access to classified information to foreign owned or controlled companies. As discussed above, the principal source of both debt and equity financing for the Company has been through Japan Energy (a Japanese corporation) and certain of its wholly owned subsidiaries. In light of various U.S government limitations on the ability of certain agencies to do business with foreign owned or controlled companies, Encore and Japan Energy have worked together to comply with all U.S. government requirements. In this connection, as indicated by the terms of the Series A, Series B, Series D, and Series E Preferred Stock, Japan Energy has agreed to accept certain terms and conditions relating to its equity security investments in the Company, including the limitation of voting rights of its shares, limitations on the number of seats it may have on the board of directors and restrictions with regards to converting its Preferred shares into Common Stock. Both the United States Defense Investigative Service ("DIS") and the Committee on Foreign Investment in the United States ("CFIUS") have reviewed the relationship between the Company and the Japan Energy Group under the United States Government requirements relating to foreign ownership, control or influence. Neither organization has indicated they have any objections.

Encore is committed to complying with all U.S. government requirements regarding foreign ownership and control of U.S.
companies. At this time, the Company is unaware of any circumstances that would adversely impact the determinations of either DIS or CFIUS. However, should either DIS or CFIUS change its opinion of the nature of the Japan Energy Group's influence or control on the Company, a significant portion of its future revenues realized through U.S. government agencies could be jeopardized.

(b)(c) Industry Segments and Narrative Description of Business

GENERAL

The Company operates in a single industry segment, the information technology industry, which includes the design, manufacture, sale and service of computer hardware, software, and related peripheral equipment and products on a worldwide basis. Encore offers five principal families of computer systems targeted at certain niches within the information processing and real-time computing marketplaces. The product
families  are:   (i) the Infinity 90 Series, (ii)  the  Infinity
R/T Series, (iii) the Infinity SP (iv) the Encore 90 Series and
(v) the Encore RSX line of real-time computers. Additionally, the Company continues to support its prior generation CONCEPT/32 product line.

The Infinity 90 Family offers a powerful range of air-cooled, massively scalable, system solutions that exceed the performance of traditional mainframes at a fraction of their cost. Infinity 90 systems solve large or complex mainframe computing challenges by offering an array of easily expandable system and subsystem configurations for an enterprise-wide computing solution. With essentially unlimited configuration flexibility the Infinity 90 enables the connection of multiple processors and I/O subsystems, which packaged together in large or complex configurations, creates a powerful solution for demanding on-line transaction processing applications.

The Infinity R/T family is a family of high-performance real-time computer systems. The term "real-time" defines an environment in which a computer interfaces with a physical occurrence in such a way that it can acquire and analyze data and then, on the basis of that data, respond to the occurrence so rapidly that virtually no time passes between acquisition of data and response to the occurrence. These systems incorporate real-time UNIX and an architecture based on second generation RISC processors in a symmetric multiprocessor design featuring deterministic performance with very large cache stores, extremely high-speed buses and a large standard base memory. The systems provide for integral multinode clustering capability and certain models support software which allows a single system view of the multiple compute and I/O elements of a large configured system.

The Infinity SP leverages the Infinity 90 series of systems by combining its architectural elements with specialized software to provide a comprehensive set of storage products for solving mainframe storage requirements. Infinity SP products are designed utilizing new technologies that meet or exceed those used in existing mainframe storage solutions. These include the use of commodity microprocessors, high-performance/high-density 3 1/2 inch disk drive technologies as well as high-availability and fault-tolerant designs utilizing various levels of RAID (Redundant Arrays of Inexpensive Disks). Existing Encore Infinity SP storage subsystems are capable of delivering storage solutions with available capacities from 100 gigabytes to multiple terabytes and can provide direct attached storage devices (DASD) for IBM compatible mainframes as well as being concurrently capable of providing shared storage facilities to open systems environments.

The Encore 90 Family consisting of the 91 Series and the 93 Series provides a range of computer technology with an open systems architecture for time-critical applications. These symmetric multiprocessor systems use industry-standard hardware platforms, I/O interfaces, operating systems and application software to achieve deterministic real-time capability. The Encore 91 Series provides the computing power necessary to meet the needs of applications from the low to midpoint of the performance range while the Encore 93 Series satisfies the more demanding application requirements at the high end of the performance spectrum.

Encore RSX computer systems, based on the proprietary Mapped Programming Executive (MPX-32) operating system, are object code compatible throughout the product line and are designed to run time critical, real-time applications. Encore RSX systems provide capability for real-time event response, powerful computation, high volume data input/output and easy expansion. Because of its object code compatibility, the Encore RSX allows customers to easily migrate their existing applications developed on earlier generations of the Company's product offerings to today's technology. This preserves the customer's investment in its application software.

- ---------------------------------------------------------------------------
NOTE:  The following products are trademarks of Encore Computer Corporation:
Infinity R/T, MEMORY CHANNEL, Encore RSX, Infinity 90 Series, Encore 90 Series, Encore 91 Series, Encore 93 Series, MPX-32, and UMAX V R/T.

CONCEPT/32 is a registered trademark of the Company.
- ---------------------------------------------------------------------------

MARKETS AND CUSTOMERS

As discussed below, Encore participates in portions of both the information processing and real-time computing marketplaces.

Information Processing
The Company has introduced its massively scalable, symmetric multiprocessor-based open systems products into four new information processing markets: (i) On-Line Transaction Processing (OLTP) and Decision Support Systems (DSS), (ii) Mainframe Replacement, (iii) Interactive Information Network Servers and Switches and (iv) Data Storage. Encore's strategy is to provide a system that can continue to support a user's existing critical applications while allowing the user to re-engineer some or all of those applications to run in an open system environment at a much lower cost than traditional mainframes.

During the 1960s, mainframe computers provided batch processing solutions for its information system customers. In the 1970s, minicomputers became the common computing paradigm. Then in the 1980s, the computing trend shifted towards PCs and workstations with data base management software. Due to the proliferation of data from workstations and PCs, many large commercial customers now require the immediate interactive processing of available data for enterprise-wide computing rather than the batch processing approach of traditional mainframes. Accordingly, today the market has begun to migrate to a client/server processing model served by both (i) mainframes and mainframe alternatives for on-line transaction processing and data base applications, and (ii) massively parallel systems for numerically intensive applications. The systems of the 90s will be characterized by their ability to meet the user's increasing computational power and I/O requirements as well as the ability to move customers easily from a proprietary technology environment into the open systems environment.

Encore serves the Information Systems market with the Infinity 90 Series of computer systems. These systems are well suited to a wide range of applications including On-Line Transaction Processing (OLTP), client/server system management, data base management, decision support systems, and interactive information networks as these computer systems offer the high computational power, I/O bandwidth, and versatile communications required by such applications. The products are most effectively targeted at Fortune 500 and other large organizations such as U.S. government agencies with a need for cost-effective computing power to handle both existing and new centralized computing applications.

Examples of successful market penetration of the Company's products include the selection of the Infinity 90 as part of a multi-million dollar contract issued to a government prime contractor for consolidating multiple mainframe data processing centers within the U.S. Air Force Materiel Command over the next
five  years.   Additionally, Encore has  signed  agreements  with
several systems integrators in the United States, the Middle East and the Pacific Rim.

Additionally, within the information processing market, Encore provides IBM mainframe system-compatible data storage products using high performance technologies leveraged from its Infinity 90 product line. Data storage demands within the information processing market are expanding due to increased requirements of capturing business data as well as storing new forms of information (e.g. document images, sound and video storage). Accordingly, the mainframe storage marketplace is undergoing changes similar to those of the information processing marketplace. These changes include the need for faster, denser and more cost effective storage solutions to reduce demands on existing facilities and shrinking mainframe data processing budgets. Today's data processing environments have developed a strong strategic requirement to leverage technology advances being applied to the open systems environment.

The Company's Infinity Storage Product (Infinity SP) provides an innovative new approach to solving the storage processing requirements of today's increasingly complex mainframe environments. Many of the same technologies that Encore uses in its alternative mainframe products (Infinity 90) address these changes and are directly applicable to both the existing and emerging storage marketplace. These technologies have been optimized to provide reliable high performance I/O subsystems while being readily suited to addressing the needs of both mainframe and open systems environments.

Real-Time

The Company's real-time computer systems, the Infinity R/T Family, the Encore 90 Family and the Encore RSX, are used for the acquisition, processing, and interpretation of data primarily in four markets: (i) simulation, (ii) range and telemetry, (iii) energy, and (iv) transportation.

Simulation is the Company's single largest real-time market segment. Encore products are widely used in simulators that duplicate complex situations in controlled environments. The
Company's installed simulation systems are used to safely and economically train commercial and military personnel to operate and maintain complex systems such as space vehicles, aircraft, weapons systems, ships, ground-based vehicles, and nuclear power plants.

In the range/telemetry market segment, the Company's real-time systems are used for the acquisition and processing of data by flight, space, sea, and ground ranges. These systems are used in the test and evaluation of state-of-the-art military and commercial aircraft, space vehicles, ground equipment, and instrumentation systems.

Encore also competes in the power and electric utility market segments of the energy marketplace where the Company's real-time systems typically acquire, monitor and provide supervisory and can provide closed loop control in energy management, power plant monitoring and control, and power plant simulation systems. This is done at both nuclear and fossil fuel plants. The Company's systems monitor the transmission and distribution of electrical power from generation to substation to end use and facilitates the training of power plant operators by putting them in simulated environments to prepare them for emergency situations. Within the energy marketplace as a whole, Encore systems provide the same real-time capability of data acquisition and control to other market segments such as seismic, oil exploration, and off-shore oil platforms.

Transportation is one of Encore's emerging markets. The Company's products are currently installed in rapid transit/metro rail and marine transportation applications. Strategically, the Company is focusing on other developing niches within this marketplace including intelligent vehicular highway systems
(IVHS).

The Company's real-time customers include original equipment manufacturers (OEMs) and systems integrators who combine Encore's products with other hardware and/or application software for resale to end users. The Company also sells its products to end users who require a compatible range of high performance systems which are used as the basis for major internal installations.

The real-time customer base is technology and life cycle cost driven and constantly in need of increased performance at lower costs. Encore sales efforts are concentrated on "program" business where typically large contracts are awarded with multiple systems scheduled for delivery over an extended period of years, including continued demand for upgrades and spare parts as well as ongoing maintenance. Often an initial system is shipped to a systems integrator who may spend from six to eighteen months developing software and connecting other equipment to the system before final delivery to the end user.

PRODUCTS AND SERVICES

During 1993, net sales of the Company's Infinity 90, Infinity R/T, Encore RSX and Encore 90 product lines represented approximately 3%, 1%, 36%, and 7%, respectively of total net sales. In 1992, Infinity 90, Infinity R/T, Encore RSX and Encore 90 product lines represented 0%, 0%, 38%, and 14%, respectively of total net sales. Customer Service revenue represented 53% of 1993 net sales and 48% of 1992 net sales.

Infinity 90

The Infinity 90 Family of computer systems is a highly scalable, open systems alternative mainframe computer that combines state of the art RISC technology, symmetric multiprocessing, a UNIX-based operating environment and a powerful open systems-based direct MEMORY CHANNEL bus architecture. The backbone of the
architecture    is   Encore's  patented  MEMORY  CHANNEL   which
provides direct memory to memory connections between functional nodes at bandwidths of up to 1.6 gigabytes per second. The MEMORY CHANNEL technology solves a fundamental problem associated with I/O bottlenecks by providing I/O bandwidth scaling from 26 megabytes per second to 1.6 gigabytes per second. The Infinity 90 Series can start with hundreds of users and can be expanded to thousands of users as an enterprise's compute and I/O requirements grow. This scalability can provide the user with over 100 times the compute power, 20 times the bandwidth and over 75 times the I/O capacity of today's traditional mainframes at significantly lower costs.

Entry level systems offer compute power of 35 MIPS and can be scaled incrementally to 1000 MIPS. The I/O subsystems are designed to enhance overall system performance and provide unlimited capacity and throughput increases by nonintrusive upgrades as well as provide storage control, communications and data paths within the Infinity 90 architecture. The amount of CPU and I/O capacity can be balanced and intermixed as necessary to deliver significant price/performance advantages over traditional mainframes. The Infinity 90's scalability is achieved through a building block approach to system configuration which allows every aspect of the system to scale incrementally. Comprised of functionally specific standards-based computational and I/O subsystem building blocks, the Infinity 90 can be configured into many unique system configurations.

The Infinity 90 provides a solution for companies with the need to downcost their data processing operations. The system saves up to 80% of the cost associated with traditional mainframes. High density packaging provides a high degree of serviceability and reduces the system's footprint significantly. Utilization of state of the art low power consumption components provide for low cost of operations. The Infinity 90 employs technologically advanced components and peripherals that deliver mainframe equivalent performance and capacity but require only one-tenth the cooling and power. This minimizes the life cycle cost of system ownership.

As a file server, the Infinity 90 has overcome the low I/O bandwidth, small storage capacity and overall limited growth of other solutions by separating file processing from communications protocol processing. Intelligent storage and communication subsystems are independently scalable as are the 53 megabyte per second MEMORY CHANNEL buses that connect them. While partitioned internally, the Infinity 90 is seen by the user as one large file address space accessible from numerous communications ports. Because a user's initial storage demands may be minimal, the system is designed to provide incremental growth from gigabytes to terabytes of disk storage.

All  Infinity  90  systems  provide a variety  of  communications offerings such as NetWare, LAN Manager, AppleTalk, TCP/IP,  SNA
and   OSI   which  can  grow  incrementally  with  the   hardware
configuration.

The list prices for entry level Infinity 90 systems begin at about $200,000 and can exceed $3,000,000 for very large systems.

Infinity R/T

The Infinity R/T Family is a symmetric multiprocessor design featuring deterministic performance, very large cache stores, extremely high speed buses, a large, tightly coupled standard base memory, as well as direct hardware connections to on-board interrupts and timers.

The systems provide for integral multinode clustering capability, and optional models support Encore's Distributed Real-Time Extensions (DRTX) and Application Specific Embedded Processing. These features accommodate a single system view of multiple compute and I/O elements that can be configured specifically to the attributes of the target environment. Versions of these products are also CONCEPT/32 compatible and provide a seamless migration path for Encore legacy users.

As with the Company's mainframe alternative, the Infinity 90, the Infinity R/T Family is based on the Motorola 88100 and 88110 RISC processors and is designed to grow to meet any mix of computational and I/O requirements. This protects the customer's software investment and significantly reduces the risk normally associated with system expansion or rehosting to satisfy ever-expanding requirements.

The Infinity R/T Family offers UMAX V R/T as its operating system. UMAX V R/T is an enhanced symmetrical multiprocessing version of AT&T's System V UNIX with real-time extensions. The Infinity R/T architecture supports the standards of POSIX 1003.1, 1003.4 and 1003.4a, SVID and NFS as well as standard interfaces such as VME 32/64, SCSI, Ethernet and FDDI. A full complement of software including open system CASE tools, "Parasight" an exclusive graphics-based parallel development environment, parallel Fortran, C, Ada, and C++ is also available to the user.

Pricing   for   Infinity  R/T  systems   starts  at  $64,000  and
increases to over $375,000 for a fully configured system.

Infinity SP

The Infinity SP product line leverages the technology of the Infinity 90 Series by combining its architectural elements with the specialized software necessary to provide a comprehensive set of storage products designed to meet mainframe storage requirements. The Company believes these elements result in the ability to deliver high performance storage solutions for IBM mainframe environments. It is the Company's intent to deliver performance and flexibility superior to existing mainframe disk storage systems at a price that is competitive with competitors. Infinity SP products are designed to utilize new technologies. These include the use of commodity microprocessors, high-performance/high-density 3 1/2 inch disk drive technologies as well as high-availability and fault-tolerant designs utilizing various levels of RAID (Redundant Arrays of Inexpensive Disks). The floor space required by Infinity SP to house equal levels of storage capacity is many times less than that of traditional storage suppliers resulting in savings in facility and utility costs. Additionally, while providing a lower cost solution, Encore's Infinity SP provides much greater performance which allows customers to defer their need to invest in costly mainframe upgrades and enhancements.

Infinity SP storage subsystems are capable of delivering storage solutions from 100 gigabytes to multiple terabytes. These storage subsystems may be used as direct attached storage devices
(DASD) for IBM compatible mainframes as well as being concurrently capable of providing shared storage facilities to open systems environments. The Company believes this innovative combination of functionality provides significant competitive differentiation within the marketplace.

Encore 90

The Encore 90 Family consists of two principal classes of computer systems: (i) the Encore 91 Series and (ii) the Encore 93 Series. At the low end of the computing range, the 91 Series represents a true real-time system comprised of open system components, bus structures and I/O. The system is implemented on a symmetric RISC multiprocessor (the Motorola 88000) design with a multiple bus architecture to maintain the deterministic response to real-time applications that are both compute and I/O sensitive.

Implementing the same RISC processing elements and system software architecture, Encore's second member of the Encore 90 Family is the Encore 93 Series. With a processor expandable from two (2) to thirty-two (32) symmetrical processors, the Encore 93 Series can satisfy computing needs at the higher end of the performance range.

UMAX V, Encore's multiprocessing UNIX implementation, has been enhanced to accommodate real-time features and serves as the interactive environment to the Encore 90's Power Domain Management software system. In this arena, the multiprocessing, memory, and I/O resources can be dynamically tailored to become a very high speed real-time system, while maintaining the productivity of the UNIX development environment. This facilitates an extremely high speed option to very high demand real-time environments.

Entry level systems begin at $59,000 and can exceed $175,000 for fully configured Encore 90 Family computer systems.

Encore RSX Systems

The Company's Encore RSX products provide the deterministic performance, high aggregate computational power and high system throughput required to process the demands associated with today's real-time applications. These features are achieved through a combination of a proven family of hardware products, a proprietary Mapped Programming Executive (MPX-32)
operating  system  and  innovative technology  such  as  Encore's
patented  REFLECTIVE  MEMORY.   Replacing  the  Company's  prior
generation CONCEPT/32 Family, the Encore RSX can provide the customer with a migration path from the CONCEPT/32 Family to the open systems Encore 90 Family. The Encore RSX subscribes to the option of IEEE 754 floating point formats. This allows a seamless application mathematical interface to the UNIX-based Encore 90 Family while maintaining CONCEPT/32 object code and SelBUS compatibility. The Encore RSX can optionally run in RISC mode by converting existing object code to the RISC instruction set of the RSX. This significantly enhances system performance without the need for the user to rewrite his applications.

The Encore RSX and the Encore 91 Series product offerings may be combined into a single system via REFLECTIVE MEMORY. This new combined system is a symmetric multiprocessor based on an open systems host architecture using real-time UNIX to provide a single point of control and management. All user interfaces to the system are UNIX-based and provide open systems CASE tools to increase development productivity.

Because  all of  the  Company's real-time  products  are   object
code  compatible,  a customer's original investment  in  software
and   specialized  hardware  is  preserved  as  he  migrates  his installation to newer technology.

The Company also continues to offer support for the large installed base of its prior generation CONCEPT/32 products. These flexible products were designed for OEM system integration, as embedded systems in customer supplied cabinets or as complete distributed processing systems for the most complex real-time tasks. Pricing for these systems starts at $50,000 and increases to over $750,000 for a fully configured system.

Customer Service

Service and support are critical elements in maintaining customer satisfaction. The Company offers its customers a variety of service and support programs for both hardware and software products principally through its customer service organization consisting of third party maintenance partners with locations throughout the world. The Company also offers maintenance service for selected third party equipment. Specific service and support programs include preventive maintenance, resident labor service, customer training and education, logistics support programs, data facility management and custom technical and consulting services. In addition, the Company provides a dial-in hotline as well as remote diagnostic capabilities to allow problem resolution from Encore's home office.

The  Company provides a standard warranty for parts and labor  on
its  products,   generally   for  90  days,   and  maintains  and
services   its products on a contractual basis after the  initial
warranty period has expired.

SALES AND DISTRIBUTION

Encore uses multiple channels of distribution to sell its products. The primary channel has been its direct sales force, consisting of approximately 51 salespersons in 36 sales offices located throughout the United States, Canada and Western Europe. The Company also has joint venture operations in Japan, Hong Kong and Malaysia and various arrangements with distributors throughout the world. The Company has expanded its utilization of systems integrators, value-added resellers (VARs) and independent software vendors (ISVs) in its distribution network. Strategically, the Company is committed to continued expansion of its distribution channels through the establishment of marketing alliances with other industry leaders.

The Company's general policy is to sell rather than lease its products. The Company generally has a policy of no returns and does not typically extend payment terms beyond those prevalent in the computer industry. A significant portion of the Company's sales typically occur in the last month of a fiscal quarter, a pattern that is not uncommon in the computer industry. It is the Company's objective to minimize the time from receipt of a purchase order for a computer system to delivery of the system. Accordingly, the Company does not believe backlog reported at any point in time aids materially in the overall understanding of the business.
Encore's   business   is  not  subject  to  pronounced   seasonal
fluctuations.

The   Company   is  not dependent upon any one  customer  for   a
material part of its business. However, in fiscal 1993, approximately 37% of its sales were derived either directly or indirectly from various United States government agencies. No single customer accounted for as much as 10% of sales in fiscal 1993.

MANUFACTURING AND RAW MATERIALS

The Company is primarily an assembler and integrator, thus reducing its capital requirements and increasing operating leverage. The Company's manufacturing operation, which includes the test and quality assurance of all parts, components, sub-assemblies and final systems is ISO 9002 certified and located in Melbourne, Florida.

Encore assembles its printed circuit boards using surface mount technology and automatic placement equipment. Substantially all peripherals are purchased from third party vendors. Extensive testing and burn-in is performed at the board, component and sub-assembly level and at final systems integration. The Company believes that its manufacturing facilities are sufficient to meet its requirements for at least three years.

Encore's manufacturing operations utilize a wide variety of electronic and mechanical components, raw materials, and other supplies and services. The Company relies heavily on external sources of supply and has developed multiple commercial sources for most components and raw materials, but it does utilize single sources for a limited number of custom components. While delays in delivery of such single-sourced components could cause delay in shipments of certain products by Encore, at this time, the Company has no reason to believe any of its single source vendors present a serious business risk to the Company.

RESEARCH AND DEVELOPMENT

In fiscal 1993, Encore spent $23,331,000 (24.9% of total net sales), on research and development (R&D) activities. In fiscal 1992 and 1991, research and development spending was $22,333,000 (17.1% of net sales) and $30,543,000 (19.9% of net sales), respectively. Fiscal 1993 expenses were $998,000 higher than 1992 due principally to higher spending in the fourth fiscal quarter on materials used in the new product development process. Spending in future periods are not planned to decrease below 1993 levels.

Fiscal 1992 expenses were $8,210,000 lower than 1991 as efforts to accelerate the introduction of the Infinity 90 and Encore 90 Families concluded and the benefits of prior cost reduction programs were fully realized. During 1991, research and development activities were consolidated in Ft. Lauderdale, Florida and the scope of activities at the Marlborough, Massachusetts facility were greatly reduced. Additionally, R&D priorities were realigned focusing on those product offerings necessary for the future growth of the business while significantly reducing investment in areas outside the Company's strategic focus.

The fiscal 1993, 1992, and 1991 amounts above do not include certain capitalized software development costs totaling $2,142,000, $2,365,000, and $2,640,000, respectively. The
Company also spent approximately $1,187,000, $70,000, and $1,829,000 on customer-sponsored engineering activities in fiscal 1993, 1992, and 1991, respectively. These costs which are classified as a deferred cost at December 31, 1993 have been reimbursed by the customer in January, 1994. In 1992 and 1991 such costs are included in cost of goods sold.

Because of the rapid technological change which characterizes the computer industry, the Company must continue to make substantial investments in the development of new products to enhance its competitive position. It is expected that future annual R&D expenditures will remain at or above current levels and, as a percent of sales, will remain high in relation to industry norms.

Encore has established technical expertise in three critical technologies: parallel processing, real-time and shared memory distributed systems, and the UNIX environment. The Company's primary emphasis has been to build upon these established technologies and couple the best features of each into its new generation of products, the Infinity 90, Infinity RT, Infinity SP and Encore 90 Families.

COMPETITION

The    computer   industry  is  intensely  competitive   and   is
characterized by rapid technological advances, decreasing product life cycles, and price reductions. The principal competitive factors in the Company's markets are total system performance, product quality and reliability, price, compatibility and connectivity to other vendors' systems, and long term service and support.

The primary competitors in the Company's real-time markets are established companies, such as Concurrent Computer Corporation, Digital Equipment Corporation (DEC) and Harris Corporation. Competitors in the information processing market include established companies like DEC, International Business Machines
(IBM), NCR, Hewlett Packard Company (HP) and Sequent Computer Systems. Within the storage products marketplace , the Company competes with IBM, Hitachi Data Systems and EMC.

Many of Encore's competitors have greater financial, technical, and marketing resources than Encore. In some cases, this places the Company at a disadvantage. However, the Company considers its level of experience and general understanding of real-time applications and its current parallel processing and UNIX technology position to be positive competitive factors.

PATENTS AND LICENSES

Encore owns a number of patents, copyrights and trademarks relating to its products and business. Management believes that because of the rapid technological advancements in the industry such patents, copyrights and trademarks, while valuable to Encore, are of less significance to its success than such factors as innovation, technical skills and management ability and experience.

From time to time, companies in the industry have claimed that certain products and components manufactured by others are covered by patents held by such companies. It may, therefore, be necessary or desirable for Encore to obtain additional patent licenses. Management believes that such licenses could be obtained on terms which would not have a material adverse effect on the Company's financial position or the results of its operations. During 1992, the Company settled the outstanding patent infringement claim made by IBM against the Company with no financial impact to Encore.

Encore has entered into licensing agreements with several third party software developers and suppliers. The licenses generally allow for use and sublicense of certain software provided as part of the computer systems marketed by the Company. Encore is licensed by UNIX Systems Laboratories Inc. to use and sublicense their UNIX operating system in the Company's computer systems.

As part of a 1991 refinancing of the Company and as more fully described in Note I of the Notes to Consolidated Financial Statements, the Company granted a license to Gould for all of Encore's intellectual property. The intellectual property license is royalty free and contains certain covenants which do not allow Gould to use the Company's intellectual property unless certain sales revenue levels are not reached by the Company. Additionally, Encore has the option to extend the initial exclusivity period for up to 5 additional years by making cash payments to Gould, and the period will be automatically extended if Encore achieves certain operating income levels. Encore may also terminate the license agreement if all borrowings under its revolving credit agreement with Gould are repaid and either (i) the outstanding shares of the Series B and Series D Convertible Preferred Stock are converted or (ii) the outstanding shares of the Series B and Series D Convertible Preferred Stock are redeemed or (iii) Encore pays Gould the fair value of the license.

The Company has not achieved the net sales or operating income levels necessary under the agreement to maintain its exclusive right to the use of its intellectual property and at December 31, 1993 was in default of covenants contained in the agreement. Gould has, however, extended the Encore exclusive period until December 31, 1994. In accordance with prior agreements made with the DIS, Gould must provide ninety days notice to DIS in the event it elects to take possession of the intellectual property. If Gould should take possession of the intellectual property, Encore would continue to have the right to use that property, but such action by Gould could have a material adverse effect on the Company's business.

EMPLOYEES

As  of  December  31,  1993, Encore had 952  full-time  employees engaged in the following activities:
                                                  Employees
          Customer Service                             240
          Manufacturing                                142
          Research and Development/Custom Products     270
          Sales and Marketing                          221
          General and Administrative                    79
                                                     ------
          Total                                        952

The Company's future success will depend in large part on its ability to attract and retain highly skilled and motivated personnel, who are in great demand throughout the industry. None of the Company's domestic employees are represented by a labor union.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names of the Company's executive officers and certain information about them are set forth below.

Name                              Age      Position with Company
- ----------------                 ----      ---------------------
Kenneth G. Fisher                 63       Chairman of the Board
                                           and Chief Executive Officer

Rowland H. Thomas, Jr.            58       President
                                           and Chief Operating Officer

Charles S. Anderson               64      Vice  President,
                                          Corporate Relations

Ziya  Aral                        41      Vice President, Systems Engineering
                                          and Chief Technology Officer

Robert  A. DiNanno                47      Vice President and General Manager,
                                          Real-Time Operations

T. Mark Morley                    45      Vice President, Finance
                                          and Chief Financial Officer

Thomas F. Perry                   50      Vice President,
                                          Worldwide Sales and Marketing
                                          Information Systems

James C. Shaw                     46      Vice President,
                                          Manufacturing Operations

George S. Teixeira                37      Vice President,
                                          Product Development

J. Thomas Zender                  54      Vice President,
                                          Corporate Program Management

Mr. Fisher is a founder of the Company and has served as a Director, Chairman and Chief Executive Officer of the Company since the Company's inception in May 1983. He was the Company's President from its inception until December 1985 and also served in that capacity from December 1987 to January 1991. From January 1982 until May 1983, Mr. Fisher was engaged in private venture transactions. From 1975 to 1981, Mr. Fisher was President and Chief Executive Officer of Computervision (formerly Prime Computer, Inc.). Before joining Computervision, Mr. Fisher was Vice President of Central Operations for Honeywell Information Systems, Inc.

Mr. Thomas has been a member of the Board of Directors since December 1987 and Chief Operating Officer since June 1989. He presently serves as President of the Company, a position to which he was elected in January 1991. From June 1989 to January 1991, Mr. Thomas served as Executive Vice President of the Company. In February 1988, he was named President and Chief Executive Officer of Netlink Inc. Prior to joining Netlink, Mr. Thomas was Senior Executive Vice President of National Data Corporation ("NDC"), a transaction processing company, a position he held from June 1985 to February 1988. From May 1983 through June 1985, Mr. Thomas was Executive Vice President and Senior Vice President at NDC.

Mr.  Anderson,   joined  the Company in 1985.   From  1984  until
joining the Company, Mr. Anderson served as Director of Human Resource Operations at Data General Corporation. Before joining Data General, Mr. Anderson was with Honeywell Information Systems, Inc. serving in various management positions since 1970, most recently as Director of Employee Relations.

Mr. Aral joined the Company in 1987 and was appointed to his present position of Chief Technology Officer during 1993. Since 1987, he has held various positions of increasing responsibility within the Company including Vice President of Systems Engineering and Senior Technology Consultant. While with the Company, Mr. Aral has been the key innovator and architect of much of the Company's current technology including the Infinity 90 Series. Prior to joining Encore, Mr. Aral was employed by the Reed-Prentice Division of PMCo. in a variety of software engineering positions.

Robert A. DiNanno joined the Company in July 1986. Until June 1992, Mr. DiNanno served as Vice President and General Manager, Operations. At that time, he was appointed Vice President and General Manager, Real-Time Operations. Prior to joining the Company, he served as Vice President, Manufacturing at Adage, Inc. from November 1983 to June 1986. Mr. DiNanno also held domestic and international management assignments with Honeywell Information Systems, Inc. from June 1979 until November 1983. Mr. DiNanno has experience with military and commercial flight simulations acquired during his tenure at Singer Link.

T. Mark Morley joined the Company in November 1986 as Chief Financial Officer and Vice President, Finance. Prior to that during 1986 he was Chief Financial Officer, Vice President, Finance and Treasurer of Iomega Corporation. From 1977 through 1985, Mr. Morley was employed by Computervision (formerly Prime Computer, Inc.), most recently as the Senior Director responsible for the Treasury department. From 1973 to 1977, Mr. Morley was associated with Deloitte and Touche and from 1971 to 1973 he was associated with the City of Boston Legal
Department.   He  is  an attorney and a C.P.A.

Mr. Perry joined the Company in November 1992 as Vice President, Worldwide Sales and Marketing Information Systems. From May 1990 to October 1992, he was President of the Systems Division and a member of the Board of Directors for The Ultimate Corporation. Mr. Perry joined The Ultimate Corporation in March 1989 as Senior Vice President of Sales Operation. From March 1988 to March 1989 Mr. Perry served as Director, Alternative Channels for Stratus Computer. Prior to that, Mr. Perry held Senior Vice President positions with several high technology start-up companies responsible for various sales and marketing functions. He has also held sales management positions with Computervision (formerly Prime Computer Corporation).

Mr. Shaw joined the Company in 1989 as Vice President, Manufacturing Operations. In November 1992, he was appointed an officer of the Company. From 1985 to 1989 he served as Senior Director, Manufacturing for Modicon, Inc. Prior to that time, he was Vice President, Manufacturing for Chomerics, Inc., a position he held from 1980 to 1985.

Mr. Teixeira assumed his present position in August 1991. Previously he held the positions of Vice President of Marketing and Vice President of Product Management. Mr. Teixeira was Director of Product Marketing and Management for the Computer Systems Business of Gould which the Company acquired in 1989. Prior to that he held several progressively more responsible positions since joining Gould in 1981.

J. Thomas Zender joined the Company in August 1989 as Vice President of Marketing. In January 1991, he was appointed Vice President Program Management and in 1992 was appointed Vice President, Corporate Program Management. From 1986 to August 1989, Mr. Zender was Vice President, Corporate Development at
MAI Basic Four, Inc. Before joining MAI Basic Four, he was Vice President of Marketing of Calcomp/Terak Corporation. Mr. Zender served as Vice President of Marketing for
Database Systems Corporation and Director of Marketing for Genrad, Inc. He also served as Vice President of Field Support for ITT Courier as well as holding various management positions with Honeywell Information Systems, Inc. and General Electric Company.

(d) International Operations

The Company maintains sales and service operations in Europe and Canada through wholly-owned subsidiaries. In the Far East, sales and service operations are performed through one or more joint ventures in Japan, Hong Kong and Malaysia and distributor agreements throughout the remainder of the Pacific Rim. In fiscal 1993, approximately 44% of consolidated net sales were derived from foreign operations. The Company believes that its overall profit margins with respect to foreign sales are not materially different from profit margins from domestic sales. In view of the locations and diversification of its foreign activities, the Company does not believe that there are any unusual risks beyond the normal business risks attendant to activities abroad. Encore uses a hedging program to reduce its exposure to foreign currency fluctuations. Additional information relating to the Company's international operations, including financial information segregated by major geographic area, is contained in Note K of the Notes to Consolidated Financial Statements.

Item 2   Properties
Listed   below   are  the Company's principal  facilities  as  of
December 31, 1993.
                                              Owned or    Square Feet
Location                    Principal Use      Leased    Approximately
- -----------------          ---------------     ------    --------------
Ft. Lauderdale, FL          Administrative/      Owned      224,000
                            Development/
                            Marketing/

Ft. Lauderdale, FL         Customer  Service/   Leased       80,000
                           Development

Melbourne, FL              Manufacturing         Owned      124,000

Paris, France              Sales/Service        Leased       47,000

London,   England          Sales/Service        Leased       35,000

In addition to the facilities listed above, Encore also leases space in various other domestic and foreign locations for use as sales and service offices. The Company's owned facilities are encumbered by various mortgages, including mortgages which collateralize the Gould loan agreements (See Note G of Notes to the Consolidated Financial Statements).

Item 3   Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the registrant or any of its subsidiaries are party to or of which any of their property is the subject.

Item 4  Submissions of Matters to a Vote of Security Holders

No items were submitted to a vote of the security holders during the fiscal quarter ended December 31, 1993.


PART II

Item  5   Market  for  Registrant's  Common  Equity  and  Related
Stockholder Matters

Prior to January 22, 1992, Encore' s common stock was quoted on Nasdaq with daily statistics found under the National Market Issues section of newspaper stock listings. Subsequent to that time, the Company was excluded from participation in the Nasdaq system because it was unable to meet the minimum capitalization requirements for its continuation in the system. As of February 22, 1992, the Company's common stock began trading on the OTC electronic bulletin board under the symbol ENCC. The high and low closing sale prices of Encore's common stock are shown for fiscal years 1993 and 1992 in the table below:

                 Fiscal 1993 prices Fiscal 1992 prices
                   High        Low      High     Low
                --------    -------   ------   ------
1st Quarter     $ 1 15/16   $ 1 1/4   $ 2      $  5/8
2nd Quarter       2 5/8       1 1/2     1 7/8   1
3rd Quarter       4 1/2       2 5/8     1 5/8     13/16
4th Quarter       4 1/4       2 3/4     2 1/8   1 1/4

Upon completion of its February 4, 1994 exchange of indebtedness for preferred stock discussed in Note L of the Notes to the Consolidated Financial Statements, the Company met the minimum requirements for inclusion in the Nasdaq National Market System. The Company was accepted for participation and began trading on March 18, 1994 under the symbol ENCC. Daily statistics on the Company's stock can be found in the Nasdaq National Market Issues listing of the newspaper's stock listings.

The First National Bank of Boston is the stock transfer agent and registrar, and maintains shareholder records. The agent will respond to questions on change of ownership, lost stock certificates, consolidation of accounts, and change of address. Shareholder correspondence on these matters should be addressed to The First National Bank of Boston, Shareholder Services Division, P.O. Box 644, Boston, Massachusetts 02109.

As of April 6, 1994, there were approximately 2,703 holders of record of the Company's common stock. The Company has never paid cash dividends on its common stock and does not anticipate the payment of cash dividends in the foreseeable future. Under the terms of the Company's current financing agreements, the Company is prohibited from paying dividends on its common stock.

Item 6
Selected Financial Data
(in thousands except per share data)



                                     Pro Forma              for the year ended
                                                                 December 31,
                                    1993(2)     1993      1992      1991   1990      1989
Net sales                           $93,532  $93,532   $130,893  $153,302  $ 215,206 $157,920
Operating loss                      (62,085)  (62,085) (22,544)  (54,938)  (8,341)   ( 20,150)
Loss before
 extraordinary items                (69,565)  (69,565) (32,522)  (65,388)  (30,147)  (31,965)
Net loss                            (69,565)  (69,565) (32,522)  (65,388)  (29,646)  (31,965)
Loss per common share
 before extraordinary items           (2.01)    (2.01)    (.98)    (1.87)     (.86)    (1.03)
Net loss per common share (1)         (2.01)    (2.01)    (.98)    (1.87)     (.84)    (1.03)
Weighted average shares of
  common stock outstanding (1)       39,273    39,273    37,899   36,466     35,249   30,913
Working capital                       1,756     3,499    14,270   16,014     40,916  (13,277)
Total assets                         84,070    84,070   105,686  121,186    162,180  185,475
Long term debt                       12,919   112,919    66,413  106,588    140,666   62,555
Redeemable preferred stock                -        -        -      4,246        -         -
Shareholders' equity
  (capital deficiency)               31,697   (66,560)      508  (42,137)   (23,693)   5,391

(1) See Notes A and J of the Notes to Consolidated Financial Statements for information on the calculation of net loss per share. During 1993 preferred stock dividends on the Series B payable in shares of Series B of $3,630,000 and dividends on the Series D payable in shares of Series D of $5,554,700 were accumulated by the Company. During 1992, preferred stock dividends on the Series B of $3,943,100 were paid with additional shares of Series B preferred stock. Additionally in 1992, preferred stock dividends of $528,300 were paid in additional shares of Series D Preferred Stock.

(2) As discussed in Note L of the Notes to Consolidated Financial Statements, the Company and Gould Electronics Inc. completed a recapitalization of the Company subsequent to the Balance Sheet date. The column headed Pro Forma 1993 shows the Selected Financial Data on a Pro Forma basis as if the recapitalization had been done at December 31, 1993.

Selected Fiscal Year 1993 and 1992 Quarterly Financial Data
(in thousands except  per share data;  unaudited)


Fiscal Year  1993          Quarter 1  Quarter 2  Quarter 3  Quarter 4      1993
Net Sales                   $28,419     $22,341    $21,431    $21,341   $93,532
Gross Profit                 10,381       5,436      7,337      4,547    27,701
Net loss (a)                 (8,345)    (25,982)   (10,903)   (24,335)  (69,565)
Net loss per
 common share                  (.27)       (.73)      (.33)      (.68)    (2.01)

Fiscal Year  1992         Quarter 1   Quarter 2  Quarter 3  Quarter 4      1992
Net Sales                   $32,926     $32,504    $32,635    $32,828  $130,893
Gross Profit                 12,191      12,468     12,769     14,425    51,853
Net loss (a)                 (7,943)    (11,771)    (7,869)    (4,939)  (32,522)
Net loss per
  common share                 (.24)       (.34)      (.24)      (.17)     (.98)

(a) Quarter 4, 1993, Quarter 2, 1993, Quarter 3, 1992 and Quarter 2, 1992 include restructuring charges of $10,422,000, $12,843,000, $1,000,000 and
$4,248,000, respectively.

 Item 7   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Overview

Encore Computer Corporation ("Encore" or the "Company") was founded in May 1983 and was in the development stage until October 1986. During this period, the Company was primarily involved in the research, development and marketing of its UNIX-
based  Multimax  computers and Annex terminal server.   Initial
sales of the Multimax and Annex products as well as revenues under certain U.S. government agency research contracts began in 1986. During 1989, Encore acquired substantially all of the assets of the Computer Systems Division of Gould Electronics Inc. (the "Computer Systems Business"). This was a significantly larger business which for over twenty-five years, provided real-time computer systems solutions to the simulation, range and telemetry, and energy marketplaces.

Since the acquisition, the Company has fully integrated the businesses blending the strengths of each into next generation product offerings. This has resulted in the development of the Infinity 90 and Encore 90 Families of open systems targeted toward demanding, time critical applications in both the general purpose computing and real-time marketplaces. Based on RISC processors, a standard UNIX operating system and industry standard connectivity and networking protocols, both the Infinity 90 and Encore 90 Families offer massive I/O throughput, a broad I/O bandwidth, complete computational scalability and price/performance advantages over traditional mainframe solutions. The first members of the Encore 90 Family, the Encore 91 Series and the Encore 93 Series began shipments in 1991. The Infinity 90, an open system mainframe alternative, was available in the second half of 1992 and then during the second
half  of  1993,   the Infinity R/T, a real-time version  of  the
Infinity 90, was released for volume shipments.

During the late 1980s, product demand in the computer marketplace began a migration away from more traditional proprietary computing technologies and towards an open systems technology. The Company anticipated this market trend and since the acquisition of the Computer Systems Business focused its research and development investments toward the development of a new generation of computer system based on a state of the art open system architecture. Since the beginning of 1991, the Company has spent approximately $76,000,000 in research and development activities with a significant portion of this directed toward programs aimed at bringing new open system technology products, such as the Infinity 90, Infinity SP and Encore 90 Families, to market. The Company must continue to invest heavily in the areas of research and development to remain competitive in the marketplace. As a percentage of net sales, research and development spending will remain high in comparison to industry averages. The Company believes that this will allow it to provide early availability of leading-edge computer technology which could position the Company favorably as the marketplace continues to migrate.

During 1993 the Company's products have been favorably reviewed by certain market research firms and the Infinity 90 set a world
record  in  performance  of  the  industry-standard  AIM-II   TPC
benchmarks.   While the general opinion of industry  analysts  is
that future computer solutions will be based on open systems  and
standards,  this  market  is still in  its  infancy.   Many  data
processing   users  are  only  now  beginning  to  define   their
strategies  for implementation of such technology.   Accordingly,
demand for the Company's open systems products has been weak. Over the three year reporting period, this has placed the Company in an extended period of product transition. Older, established products have reached the end of their competitive life cycle and are now experiencing a significant decline in revenues while the
Company's  newer  technology  product  offerings  have  not   yet
generated  the  level  of  customer  demand  anticipated  by  the
Company.   Revenues have decreased from $153,302,000 in  1991  to
$93,532,000 in 1993 and as a result the Company has incurred significant net losses. In response to the declining revenue base and resultant lower gross margin dollars, management has taken aggressive actions throughout this period to restructure the organization to levels more consistent with the declining size of the Company. These actions have included reducing the workforce to levels required to support the business, eliminating organizational redundancies and consolidating certain facilities
to   eliminate  unneeded  capacity.   In  connection   with   the
restructuring activities, the Company has also recognized the non-recoverability of certain capitalized software products and the impairment in value of certain other long lived assets, including
goodwill.   As  a  result of the actions taken, the  Company  has
recorded restructuring charges of $57,545,000 over the three year period.

Because of the net losses incurred since the beginning of 1991, the Company has not generated sufficient levels of cash flow to fund its operations and cumulatively used cash in operating and investing activities of $104,998,000. While a portion of the losses incurred were funded by reductions in the working capital, the principal source of financing has been provided by Japan Energy Corporation ("Japan Energy"; formerly Nikko Kyodo Co., Ltd.) and certain of its wholly owned subsidiaries.

Should the Company continue to incur significant losses, it will be difficult to operate as a going concern without the on-going financial support of Japan Energy. Until the Company returns to a sustained state of profitability, it will not be able to secure financing from other sources. Accordingly, should Japan Energy withdraw its financial support prior to the time the Company returns to profitability, the Company will experience a severe liquidity crisis and have difficulties settling its liabilities in the normal course of business. However, management believes the current availability of new technology products, such as the Infinity 90 and Infinity SP, could improve the Company's revenue stream and related profitability. Until such a time, the Company will continue to adjust spending to levels consistent with expected business conditions.

Comparison of Calendar 1993, 1992 and 1991.

Net sales for 1993 were $93,532,000 compared to net sales for 1992 and 1991 of $130,893,000 and $153,302,000, respectively.
The 1993 revenue decline is due to both lower product and service sales. In 1993, equipment sales decreased to $43,622,000 from $67,840,000 and $81,272,000 in 1992 and 1991, respectively.
Service revenues for fiscal 1993, 1992, and 1991 were $49,910,000, $63,053,000, and $72,030,000, respectively. In general as discussed below, the principal declines since 1990 are due to lower sales volumes.

Despite the availability of new technology products such as the Infinity 90 and Encore 90 Families of products and continued enhancements to the Encore RSX product line, 1993 equipment sales decreased from prior years. This decline is due to a continued general softness in the computer industry as well as the fact that certain of the Company's products have reached the end of their life cycles. The computer industry is strongly influenced by changes in microchip technology. Customers tend to purchase those products offering leading-edge implementations of the most currently available technology. In recent years, product demand has begun a migration from proprietary to open system architectures. Prior to 1992, the Company's principal product offerings were proprietary architectures whose core technology was developed in the early 1980s. While product enhancements have been made, the Company's older products lost some of their technological edge. Accordingly, the Company was increasingly less competitive selling into new, long-term programs in its traditional real-time markets. This has contributed to the continuing decline in net sales. During 1992, both the Infinity 90 and Encore 90 Families based on new state of the art open systems technology, were available for sale. However, the open systems computer market place is still in its infancy and data processing users are now just beginning to adopt this technology. As a result, demand for new products based on an open systems architecture has not generated the levels of sales necessary to offset the declines realized on sales of the older, traditional product lines. It is possible that the Company will continue to experience declining revenues until such time as the overall market conditions improve and customer demand for open system products increases.

Service revenues have declined from the prior year by 21% and 13% in 1993 and 1992, respectively reflecting the continued price competitiveness of the marketplace as well as the effect of the Company's declining system sales. However, as a percentage of total net sales, service revenues have increased from 47% in 1991 to 53% in 1993. Because most of the Company's installed equipment base remains in use for several years after installation and customers generally elect to purchase maintenance contracts for their system while it is in service, the rate of decline in service revenues has lagged that of equipment revenues. Accordingly, since 1991 service revenues have become an increasingly larger portion on the Company's sales mix.

International sales in 1993, 1992 and 1991 were $41,371,000, $65,209,000, and $71,167,000 and 44%, 50%, and 46%, respectively of  total  net sales.  The principal decreases in all years  have occurred in Western Europe. The European markets have been adversely impacted by the same factors as the overall business, i.e. the effect of a prolonged product line transition combined with an overall general weakness in both the economy and the computer marketplace. Additionally, during 1993 a major United Kingdom distributor decided to delay the purchase of new computer systems until an enhanced version of the Infinity 90 product line becomes available for sale. This product offering is not anticipated until the middle of 1994. During 1993 sales to this distributor decreased by approximately 75% compared to 1992. In light of the downturn in international operations, management has taken actions as discussed below to reduce expenses to levels more consistent with expected future business levels. However, the decrease in international margins caused by the decline in international revenue has not been fully offset by lower international operating expenses. As displayed in Note K of the Notes to Consolidated Financial Statements, international operations have incurred operating losses in 1993 and 1992.

While  no  single customer has accounted for as much  as  10%  of total net sales during the last three years, sales to various U.S. government agencies have represented approximately 37% and 29% of net sales in 1993 and 1992. The Company recognizes that reductions in current levels of U.S. government agency spending on computers and computer related services could adversely affect its traditional sources of revenue. To mitigate any potential risk, plans are in place to strategically expand into non-traditional, high growth markets with the Infinity 90 and
Infinity SP Family of products. The high speed processing capabilities of these products combined with its architecture's scalability, make the product well suited for applications traditionally thought to be the sole domain of mainframe computers. Among the markets being targeted by the Company are Input-Output (I/O) intensive transaction processing data base applications and data storage applications where high speed performance is a critical factor.

In certain cases, U.S. government agencies, such as the Department of Defense, are precluded from awarding contracts requiring access to classified information to foreign owned or controlled companies. The principal source of both debt and equity financing for the Company has been through Japan Energy (a Japanese corporation) and certain of its wholly owned subsidiaries. Aware of U.S. government limitations on the ability of certain agencies to do classified business with foreign owned or controlled companies, Encore and Japan Energy have proactively worked to comply with all U.S. government requirements. In this connection, Japan Energy has agreed to accept certain terms and conditions relating to its equity securities in the Company, including the limitation of voting rights of its shares, limitations on the number of seats it may have on the board of directors and certain restrictions on the conversion of its preferred shares into common stock. In connection with the recapitalizations discussed in more detail below and in Notes G, J, and L of the Notes to Consolidated Financial Statements, the Company requested the United States Defense Investigative Service ("DIS") to review the relationship between the Company, Japan Energy, and Japan Energy's wholly owned subsidiaries, Gould Electronics Inc. ("Gould") and EFI International Ltd. ("EFI"), under the United States Government requirements relating to foreign ownership, control or influence. DIS has indicated that it has no objection.

Encore is committed to complying with all U.S. government requirements regarding foreign ownership and control of U.S.
companies. At this time, the Company is unaware of any circumstances that would adversely affect the opinions previously issued by DIS. However, should DIS change its opinion of the nature of Japan Energy's influence or control on the Company, a significant portion of the Company's future revenues realized through U.S. government agencies could be jeopardized.

Total  cost  of  sales  decreased in  1993  to  $65,831,000  from
$79,040,000  in  1992 and $98,163,000 in 1991.  The  decrease  in
1993  was  due generally to lower sales volumes when compared  to
1992 and lower spending resulting from the restructuring of manufacturing and customer service operations during the three year period. Since the beginning of 1991, manufacturing and customer service headcount have been reduced by 54%, certain customer service field operations have been closed or scaled back, and all manufacturing operations have been consolidated in Melbourne, Florida.

Gross margins on equipment sales in 1993 were $14,041,000 (32.2%) compared to 1992 gross margins of $33,557,000 (49.5%) and $30,182,000 (37.1%) in 1991.

The decrease in 1993 equipment gross margins of $19,516,000 is due principally to: (i) lower margins of $12,500,000 on lower equipment sales, (ii) lower margins of $2,200,000 due to price erosion, (iii) increased obsolescence charges of $3,280,000 in connection with the Company's continued migration to its newer open systems product offerings and (iv) non-recurring engineering charges and other miscellaneous cost increases of $1,536,000. The 1992 gross margin improvement of $3,375,000 from 1991 on lower equipment sales is attributable primarily to lower manufacturing costs of $2,450,000 resulting from lower spending and improved operational efficiencies when compared to the prior year as well as lower inventory obsolescence costs of $6,437,000. These improvements more than offset the gross margin reduction from the year's lower revenue. In response to the reduced production volumes, expenditures have been reduced throughout the three year period to minimize the further deterioration of equipment gross margins. Among the actions taken since 1991 have been a 45% reduction in manufacturing personnel and the consolidation of all manufacturing activities in Melbourne, Florida.

1993 service gross margin was $13,660,000 (27.4%), a decrease of $4,636,000 from 1992. The lower margin is due to lower revenues of $13,143,000 which were only partially offset by lower operating costs achieved through restructuring actions taken during both 1992 and 1993. Among the principal cost reductions during 1993 were lower employee costs of approximately $5,500,000 due to reduced headcount, lower field office rental costs of approximately $1,200,000 as marginally profitable field locations have been consolidated or closed and other miscellaneous cost reductions of $1,807,000. Service gross margins also decreased in 1992 by $6,661,000 to $18,296,000 (29.0%) compared to prior year's gross margin of $24,957,000 (34.6%). The 1992 reduction was due to a decline of $8,977,000 in 1992 annual service revenues which were only partially offset by lower operating costs. Since 1990, the service business has been unfavorably affected by the Company's declining computer equipment sales, competitive pricing pressures, declining defense spending which has resulted in some maintenance program cancellations, and the termination of certain other service contracts as older installed systems are being decommissioned by their users. Since 1990 approximately 25% of each year's existing service contracts have not been renewed with the Company. Management will continue efforts to minimize the effect of declining service sales on the service gross margins by taking actions to maintain spending at levels consistent with expected future business levels. In the past, these actions have included reductions in workforce, the closing and consolidation of unprofitable field operations and the outsourcing of certain business functions. In the fourth quarter of 1993 the Company took further action to minimize the fixed cost associated with its domestic service business when it agreed to subcontract its equipment maintenance business to Halifax Corporation ("Halifax"). Under the terms of the agreement which takes full effect in 1994, Halifax will provide the manpower required to service equipment under maintenance contract with the Company. The agreement allows the Company to reduce the fixed cost base associated with its field maintenance operation while continuing to provide the same level of service to its customers.

1993 research and development expenses were $23,331,000 (24.9% of net sales) or an increase of $998,000 from 1992. The increase in the current year's spending is due to efforts in the fourth quarter to accelerate the availability of new products scheduled for release in the first half of 1994. For the first three quarters of 1993, spending was essentially unchanged from 1992 levels. Research and development expense increased only 4% in 1993, however, as a percentage of net sales it increased by 7.8% from 17.1% to 24.9% of net sales as a direct result of the year's net sales decline. During 1992, research and development expenses were $22,333,000 (17.1% of net sales) compared to expenses of $30,543,000 (19.9% of net sales) in 1991. In total and as a percentage of net sales, 1992 expenses decreased from 1991 levels as efforts to accelerate the introduction of the Encore 90 and Infinity 90 Family of computers concluded during 1992 and the benefit of cost reduction actions taken in 1991 were fully realized. During 1991 priorities were realigned to focus future expenditures toward those strategically aligned product offerings necessary to the future growth of the business. This significantly reduced the level of investment in areas outside the Company's strategic focus and has allowed the development organization to reduce its headcount by 30% since 1991. Activities at the Marlborough, Massachusetts facility were significantly reduced with on-going activities consolidated in Ft. Lauderdale, Florida, thereby eliminating the on-going fixed expenses associated with that facility. The reductions made in research and development spending since 1991 generally reflect operational efficiencies realized through the elimination of efforts not targeted toward the core business and are not expected to impact the Company's future competitiveness in the marketplace. To effectively compete in its market niches, the Company must continue to invest aggressively in research and development activities.

Sales, general and administrative (SG&A) expenses in 1993 were $42,499,000 compared to $45,156,000 and $48,732,000 in 1992 and
1991, respectively. SG&A expenses decreased by $2,657,000 in 1993 when compared to 1992 due primarily to (i) the effect of prior restructuring actions taken by the Company, including lower labor on a reduced 1993 workforce and (ii) lower sales commissions due to lower 1993 revenues. These savings were partially offset by a non-recurring charge to compensation expense of $788,000 made in connection with the extension of the expiration date of certain stock options made during the Company's fourth fiscal quarter. A more complete discussion of this transaction is included in Note J of Notes to the Consolidated Financial Statements. The 1992 SG&A expense reduction of $3,576,000 from 1991 was due primarily to reductions in staff made in 1991 and worldwide facility consolidation programs implemented as part of earlier restructuring programs. As a percentage of net sales, sales, general and administrative expenses were 45.4%, 34.5%, and 31.8% in 1993, 1992, and 1991, respectively. The increase as a percentage of sales reflects the fact that reductions in sales, general and administrative spending have been more than offset by declines in net sales. This is partially due to the time delay in reducing certain fixed costs. In the future, sales, general and administrative costs should begin to return toward 1991 levels.

The Company employs a multi-level distribution system to market its products, consisting of direct sales, OEMs, systems integrators and value added resellers (VARs). The Company is committed to expanding its distribution channels for its new products by aggressively seeking strategic alliances with other industry leaders in the marketplace. In this connection, during the first quarter of 1994, the Company and Amdahl Corporation entered into a non-exclusive multi-year agreement whereby Amdahl Corporation will remarket the Company's Infinity SP under the Amdahl brand.

In each of the three years reported, the Company has taken actions to restructure its operations to levels consistent with the expected levels of future revenues. As discussed in Note F to Consolidated Financial Statements, 1993 operating expenses include restructuring charges of $23,265,000 compared to $5,248,000 and $29,032,000 for 1992 and 1991, respectively.

In connection with the 1993 charges, during the second and fourth quarters management evaluated the latest financial projections of the business and based upon its evaluation concluded: (i) the rate of decline in real-time equipment and service revenues had exceeded its previous estimates, (ii) the rate of worldwide sales growth anticipated in newer product lines remained significantly below projected levels and (iii) overall business conditions in Western Europe had continued to deteriorate during the year. In light of these conclusions, management initiated the following actions to restructure its operations to levels required to meet expected future business conditions including: (i) reductions in the workforce to levels consistent with planned future sales
(ii) the closure or consolidation of marginally profitable field offices and (iii) the reassessment of carrying values of certain long lived assets including property and equipment and goodwill. In June 1993, the Company reduced its workforce by approximately 10% with significant reductions made in manufacturing, customer services and international sales operations. In December 1993, plans were approved to further reduce the European workforce by 20% and U.S. headcount by approximately 8%. Because of the reduced field sales and service workforce, actions were also taken to eliminate the resulting excess field office space by closing those offices which were considered underutilized. Due to the decline in traditional real-time product line profits, the Company re-evaluated its investment in the property and equipment employed to support future real-time product sales. As a result of the analysis, management wrote down the carrying value of certain of these assets by $5,700,000 during the year. Finally, as discussed below, during June 1993 the Company wrote off the remaining carrying value of the goodwill originally recorded in connection with the 1989 acquisition of the Computer Systems Business. Of the total 1993 restructuring charges, approximately $12,000,000 reflects the write-off of long lived assets, resulting in a non-cash charge to the business. The actions taken during 1993 are intended to reduce the Company's future annual operating costs by approximately $12,000,000. Management will continue to assess its cost structure and the carrying value of its assets in light of expected future
business.   While  there  are  no  existing  plans  to  take  any
additional actions, should future conditions necessitate it, management could approve additional plans to further reduce its cost base or recognize the additional impairment of certain long lived assets.

The 1992 restructure charge includes severance and outplacement costs associated with a 9% reduction in the workforce, the write-off of certain capitalized software assets relating to the on-going transition of the Company's UNIX-based product lines, and certain costs to be incurred related to the closure of certain sales and service offices. $1,250,000 of this charge reflects non-cash charges to operation and as a result of the 1992
restructuring,   annual  operating  expenses  were   reduced   by
approximately $6,000,000.

The 1991 restructuring charge included: (i) severance and outplacement costs associated with a 24% reduction in the workforce, (ii) the write-down of goodwill related to the acquisition of the Computer Systems Business, (iii) costs incurred during the scale back of operations in Marlborough, Massachusetts, (iv) the write-off of certain capitalized software assets relating to the transition of the Company's UNIX-based product lines, and (v) costs incurred related to a facilities consolidation program including certain Ft. Lauderdale, Florida properties. $14,000,000 of the 1991 restructuring expense involved non-cash charges to operations. As a result of the 1991 restructuring actions, the Company lowered annual operating expenses by approximately $15,000,000.

With regard to the write-off of goodwill, in 1989 the Company acquired the Computer Systems Business of Gould. In recording the acquisition, the Company recognized goodwill which represented the excess of acquisition cost over the fair value of assets acquired. During 1991 management determined the future earnings power associated with the certain portions of the acquired Computer Systems Business had diminished. However, the customer service business which represented in excess of 45% of the acquired Computer Systems Business revenues, continued to yield gross margins in excess of those of its direct competitors. The analysis indicated this earnings premium could result in additional future profits over the next seven years. Furthermore, at that time in management's judgment, the infrastructure acquired by the Company was still largely intact and continued to provide the potential for higher earnings in other portions of the business. In conjunction with this review, management assessed the carrying value assigned to goodwill and determined the future earnings potential of the Computer Systems Business was now less than the current carrying value of goodwill. Accordingly, in the fourth quarter of 1991, the Company wrote down the carrying value of goodwill from $12,979,000 to $4,979,000 by charging operations. The carrying value of goodwill after the write-down was equivalent to the estimated remaining earnings premium associated with the Computer Systems Business. During 1992 the Company's customer service operations came under increasing competitive pressure and some customers began to decommission installed systems canceling service contracts with the Company. In light of the declining base of acquired customer service business, management increased the rate of amortization of goodwill so that by the end of 1994 any excess value associated with the Computer Systems Business customer service base would be fully amortized. However, the continued decline in the earnings base during 1993 resulted in the write off of the remaining carrying value of goodwill ($2,628,000) by charging operations.

Interest expense decreased to $6,380,000 in 1993 from $7,425,000 in 1992 and $9,175,000 in 1991 due primarily to lower average debt in 1993 when compared to the prior years. During 1992 and 1991, Encore completed a series of refinancing agreements with Japan Energy, Gould and EFI as discussed in more detail below and in Notes G and J of the Notes to Consolidated Financial
Statements. As a result of the various refinancings, the Company's annual interest expense was reduced by approximately $12,000,000 through the conversion of debt with a face value of $140,000,000 into the Company's preferred stock.

Interest  income  decreased  in  1993  by  $129,000  to  $134,000 compared to $263,000 and $561,000 in 1992 and 1991, respectively due primarily to lower interest rates.

Other expense was $780,000 in 1993, a decrease of $1,297,000 from 1992's $2,077,000, due principally to lower foreign exchange losses. In 1991, other expense was $1,259,000.

Income taxes provided in 1992, 1991, and 1990 relate to taxes payable by foreign subsidiaries (see Note H of the Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

Because of operating losses incurred for the three years ending December 31, 1993, the Company has been unable to generate cash from operating activities. In 1993, 1992, and 1991, the Company used cash in operating activities of $36,415,000, $15,307,000, and $8,817,000, respectively. During these years, losses incurred due to declining net sales were partially funded by reductions in current assets, principally accounts receivable. In 1993, 1992, and 1991 accounts receivable decreased by $11,857,000, $4,787,000, and $14,207,000, respectively. Further benefit of cash generated through the reduction in the Company's investment in accounts receivable is unlikely. During 1993 some of the benefit received from lower accounts receivable was offset as the Company used cash of $2,649,000 to increase its investment in new product inventories. The increase was due principally to acquisition of materials in the second half of 1993 to support forecasted deliveries of new products including the Infinity 90.

Expenditures for property and equipment during 1993, 1992, and 1991 are $11,780,000, $10,119,000 and $17,025,000, respectively.
Expenditures for capitalized software during 1993, 1992, and 1991 are $2,142,000, $2,365,000, and $2,640,000, respectively. As of
December 31, 1993, there were no material commitments for capital expenditures.

Total cash used in operating and investing activities during 1993, 1992 and 1991 of $50,277,000, $27,441,000 and $27,280,000,
respectively. These cash outflows were principally offset by cash provided through financing activities of $49,007,000, $24,327,000, and $24,392,000 in 1993, 1992, and 1991,
respectively. As discussed below, the principal source of financing has been through various agreements provided by Japan Energy and its wholly owned subsidiaries Gould and EFI (the "Japan Energy Group"). Most recently, on February 4, 1994, Gould exchanged $100,000,000 of indebtedness owed to it by the Company for Series E Convertible Preferred Stock ("Series E"). Also on April 11, 1994, the Company and Gould agreed to amend and restate its existing revolving loan agreement with the Company to increase the amount available under the agreement to $50,000,000 and extend the maturity date of the agreement to April 16, 1996. The other terms and conditions of the agreement are essentially unchanged from those of the prior agreement except certain financial covenants which were modified to more closely reflect
the Company's financial position.   The  Company believes  this
credit agreement should be sufficient to meet the needs of the business through December 31, 1994.

Since 1990, the Company and the Japan Energy Group have entered into the following financing transactions:

On January 28, 1991, the Company exchanged Series B Convertible Preferred Stock ("Series B") and Series C Redeemable Preferred Stock ("Series C") for $60,000,000 of indebtedness owed to Gould and concurrently entered into a revolving loan agreement with Gould which, as amended, provided for borrowings of up to
$50,000,000. Terms of the Series B are discussed in detail in Note J of the Notes to Consolidated Financial Statements.

Effective March 31, 1992, the Company, Gould and Japan Energy completed an agreement whereby Gould converted the Company's existing revolving credit facility with a balance of $50,000,000 into a two year term loan and made available to Encore a new $10,000,000 revolving loan facility with a maturity date of March 31, 1993. Concurrently, Japan Energy through EFI agreed to refinance through its existing term an existing $80,000,000 subordinated loan the Company had with the Industrial Bank of Japan.

On September 10, 1992, Gould exchanged 100,000 shares of the Series C with a liquidation preference of $10,000,000 which it held for 100,000 shares of Series D Convertible Preferred Stock ("Series D") also with a liquidation preference of $10,000,000. In connection with the transaction, the Company released Gould from any liability associated with certain outstanding claims related to or arising from the sale by Gould of its Computer System Business to the Company in 1989. Concurrently, EFI exchanged $80,000,000 ($65.5 million net of debt discount) of indebtedness owed to EFI by the Company for 800,000 shares of the Series D with an aggregate liquidation preference of $80,000,000. Completion of the exchange of Series D for the EFI subordinated loan lowered the Company's interest expense by approximately $6,000,000 per year. Terms of the Series D are discussed in detail in Note J of the Notes to Consolidated Financial Statements.

On October 5, 1992, Gould agreed to increase the borrowing limit of the revolving loan agreement by $5,000,000 to $15,000,000 under essentially the same terms and conditions as the original agreement. However, as a result of fourth quarter operating losses, the Company exceeded the maximum amount available under the credit facility at December 31, 1992. Effective April 1, 1993, the Company and Gould agreed to: (i) increase the amount available under the revolving credit facility to $35,000,000 under essentially the same terms and conditions as the original agreement, (ii) extend the maturity date of the revolving credit facility to April 16, 1994, (iii) extend the maturity date of the Gould term loan to April 2, 1995 and (iv) waive the covenants contained in the revolving credit facility and the term loan through the end of the first quarter of 1994.

Because of operating losses incurred during 1993, the Company reported a capital deficiency throughout the year and exceeded the maximum borrowing limit of the revolving loan agreement during its third fiscal quarter. At December 31, 1993 the Company had borrowed $61,924,000 under the agreement. During the fourth quarter, the Company initiated discussions with Gould to significantly recapitalize the Company. As discussed above and in Note G of Notes to the Consolidated Financial Statements, on February 4, 1994, the Company and Gould agreed to exchange the existing $50,000,000 term loan and $50,000,000 of borrowings under the revolving loan agreement for Series E convertible preferred stock. Terms of the Series E are discussed in detail in Note L of the Notes to Consolidated Financial Statements. On April 11, 1994, the terms of the revolving loan agreement were amended and restated to increase the amount available under the agreement to $50,000,000 and to extend the agreement's maturity date to April 16, 1996. All other terms and conditions of the agreement were essentially unchanged.

The Company is dependent on the continued long-term financial support of the Japan Energy Group. Should the Japan Energy Group withdraw its financial support at any time prior to the time the Company returns to profitability by either (i) enforcement of its rights under the terms of its revolving credit agreement in the event of possible future defaults by the Company related to covenants contained therein, (ii) failing to renew existing debt agreements as they expire or (iii) failing to provide additional credit as needed, the Company anticipates it will not be able to secure financing from other sources. In such a case, the Company will suffer a severe liquidity crisis and it will have difficulties settling its liabilities in the normal course of business.

The majority of the year end cash on hand of $3,751,000 was at various international subsidiaries. With minor exceptions, all cash is freely remittable to the United States.

On January 22, 1992, the Company's stock was excluded from further participation in the Nasdaq National Market system because it was unable to meet minimum capitalization requirements for continuation. Effective February 22, 1992, the Company's common stock began trading on the OTC electronic bulletin board. Upon completion of the $100,000,000 exchange of preferred stock for indebtedness on February 4, 1994, the Company met the minimum requirements for participation in the Nasdaq National Market system and was accepted into the system on March 18, 1994. The Company's common stock trades under the symbol ENCC.

ITEM 8    Financial Statements and Supplementary Data

                    REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors
of Encore Computer Corporation

We have audited the consolidated financial statements and the financial statement schedules of Encore Computer Corporation and Subsidiaries listed in Item 14 (a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note L to the consolidated financial statements, Japan Energy Corporation and Gould Electronics Inc., a wholly owned subsidiary of Japan Energy Corporation (collectively, the "Japan Energy Group") has refinanced approximately $100 million of the Company's outstanding indebtedness and has committed to provide a working capital facility amounting to $50 million. The Company is dependent upon the support of the Japan Energy Group for its financing requirements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated
financial   position   of   Encore   Computer   Corporation   and
Subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND
Coopers & Lybrand
Miami, Florida
February 25, 1994, except for Note L as to which the date is April 11, 1994.

ENCORE COMPUTER CORPORATION
Consolidated Statements of Operations
(in thousands except per share data)
                                                        Year Ended:
                                      December 31 ,  December 31,  December 31,
                                           1993           1992         1991
                                        -----------   ----------    --------
Net sales:
 Equipment                                 $ 43,622     $ 67,840     $ 81,272
 Service                                     49,910       63,053       72,030
                                             ------       ------       ------
    Total                                    93,532      130,893      153,302

Costs and expenses:
 Cost of equipment sales                     29,581      34,283        51,090
 Cost of service sales                       36,250      44,757        47,073
 Research and development                    23,331      22,333        30,543
 Sales, general and administrative           42,499      45,156        48,732
 Amortization of goodwill                       691       1,660         1,770
 Restructuring costs                         23,265       5,248        29,032
                                            -------      -------      -------
    Total                                   155,617      153,437      208,240
                                            -------      -------      -------
Operating loss                              (62,085)     (22,544)     (54,938)

 Interest expense, principally
   related parties                           (6,380)      (7,425)      (9,175)
 Interest income                                134          263          561
 Other expense, net                            (780)      (2,077)      (1,259)
                                             -------       ------      -------
Loss before income taxes                    (69,111)     (31,783)     (64,811)
Provision for income taxes (Note H)             454          739          577
                                            --------     --------    --------
Net loss                                  $ (69,565)   $ (32,522)    $(65,388)
                                          ==========   ==========   =========


Net loss per common share (Note A):
Net loss attributable to common
   shareholders                          $ (78,750)   $ (36,993)    $(68,107)
Loss per common share                    $   (2.01)   $   (0.98)     $ (1.87)
                                         ==========   ==========   =========
Weighted average shares
         of common stock                    39,273       37,899       36,466
                                         ==========   ==========   =========

The accompanying notes are an integral part of the consolidated financial statements.

ENCORE COMPUTER CORPORATION
Consolidated Balance Sheets
(in thousands except share data)




                                                    (Unaudited)
                                                      Proforma
                                                    December 31,   December 31,    December 31,
                                                       1993              1993        1992
                                                    ------------     ------------   -----------
ASSETS                                              (See Note L)
Current assets:
 Cash and cash equivalents  (Note A)              $     3,751       $    3,751     $    4,806
 Accounts receivable, less allowances of $2,150
  in 1993 and $2,441 in 1992                           16,555           16,555         28,822
 Inventories (Notes A and B)                           17,764           17,764         15,813
 Prepaid expenses and other current assets              3,047            3,047          1,515
           (Note C)                                ----------       ----------      ----------
   Total current assets                                41,117           41,117         50,956

Property and equipment, net (Notes A and D)            37,603           37,603         46,315
Goodwill, net (Note A)                                    --               --           3,319
Capitalized software, net (Notes A and E)               4,403            4,403          3,957
Other assets                                              947              947          1,139
                                                  -----------       ----------      ----------
   Total assets                                   $    84,070       $   84,070      $ 105,686

LIABILITIES AND SHAREHOLDERS' EQUITY/
  (CAPITAL DEFICIENCY)
Current liabilities:
 Current portion of long term debt-other          $       197       $      197      $     193
  (Note G)
 Accounts payable and accrued  liabilites              39,164           37,421         36,493
  (Notes F and G)
                                                  -----------       ----------      ----------
   Total current liabilities                           39,361           37,618         36,686

Long term debt - related parties (Note G)              11,924          111,924         65,200
Long term debt - other  (Note G)                          995              995          1,213
Other liabilities (Note G)                                 93               93          2,079
                                                  -----------       ----------       ----------
   Total liabilities                                   52,373          150,630        105,178
                                                  -----------       ----------     ----------
Commitments and contingencies (Note I)

Shareholders' equity (capital deficiency)
   (Note J and L) :
 Preferred stock, $.01 par value; authorized
 10,000,000 shares:
  Series A Convertible Participating Preferred,
   issued 73,641 shares in 1993 and 1992                    1                1              1
  6% Cumulative Series B Convertible Preferred,
   issued 591,625 in 1993 and 1992, respectively
   with an aggregate liquidation preference
   of $59,162,500 in 1993 and 1992, respectively            6                6              6
  6% Cumulative Series D Convertible Preferred,
   issued 905,283 shares in 1993 and 1992,
   respectively with an aggregate liquidation
   preference of $90,528,300                                9                9              9
  6% Cumulative Series E Convertible Preferred,
   issued 1,000,000 shares in 1993, with an
    aggregate liquidation preference
     of $100,000,000                                       10                -            -
Common stock, $.01 par value; authorized
 150,000,000 shares; issued 32,726,391 and
 31,232,215 in 1993 and 1992, respectively                327              327            312
Additional paid-in capital                            306,198          207,951        205,469
Accumulated deficit                                  (274,854)        (274,854)      (205,289)
                                                     -----------      --------       ---------
   Total shareholders' equity (capital deficiency)     31,697          (66,560)           508
                                                     -----------       --------    ---------
   Total liabilities and shareholders'
     equity (capital deficiency)                  $    84,070        $  84,070    $   105,686
                                                  ===========       ==========    ==========

 The accompanying notes are an integral part of the consolidated financial statements.

ENCORE COMPUTER CORPORATION
Consolidated Statements of Cash Flows
(in thousands)
Year Ended:
                                                 December 31,    December 31,  December 31,
                                                       1993             1992          1991
                                                  ------------   ------------   ----------
Cash flows used in operating activities:
 Net Loss                                        $   (69,565)    $   (32,522)   $  (65,388)
 Adjustments to arrive at net cash used in
  operating activities:
  Depreciation and amortization                       12,320          16,092        18,371
  Write off of property and equipment                 10,543           1,004         1,508
  Write off of intangible assets                       2,628           1,248         9,271
  Loss on sale of fixed assets                            36             451           527
  Amortization of debt discount                            -           1,566         2,207
 Net changes in operating assets and liabilites
  Accounts receivable                                 11,857           4,787        14,207
  Inventories                                         (2,031)         (1,172)       11,170
  Other current assets                                (1,575)          1,613         1,157
  Other assets                                           176             144           610
  Accounts payable and accrued liabilities             1,182          (6,941)       (1,290)
  Other liabilities                                   (1,986)         (1,577)       (1,167)
                                                     -------         -------        ------
   Cash used in operating activities                 (36,415)        (15,307)       (8,817)
                                                     -------         -------        ------
Cash flows used in investing activities:
 Additions to property and equipment                 (11,780)        (10,119)      (17,025)
 Cash proceeds from sale of
  property and equipment                                  60             350         1,202
 Capitalization of software costs                     (2,142)         (2,365)       (2,640)
                                                   ----------    -----------     ---------
  Cash used in investing activities                  (13,862)        (12,134)      (18,463)
                                                    ---------    -----------     ---------
Cash flows from financing activities:
 Net borrowings (payments) under revolving loan
   agreements                                         46,724          23,930        23,224
 Principal payments of long term debt                   (214)           (631)         (515)
 Issuance of preferred stock                               -             -           250
 Issuance of common stock                              2,497           1,028         1,433
                                                  ----------    -----------      ---------
  Cash provided by  financing activities              49,007          24,327        24,392
                                                  ----------    -----------      ---------
Effect of exchange rate changes on cash                  215           1,843          850
                                                  ----------     ----------       --------
Decrease in cash and cash  equivalents                (1,055)         (1,271)       (2,038)
Cash and cash equivalents, beginning                   4,806           6,077         8,115
                                                  ----------    -----------       --------
Cash and cash  equivalents, ending                $    3,751    $      4,806    $    6,077
                                                  ==========    ============    ==========

The accompanying notes are an integral part of the consolidated financial statements.



ENCORE COMPUTER CORPORATION
Consolidated Statements of Cash Flows


Supplemental disclosure of cash flow information (in thousands):
                                                         1993         1992          1991
                                                  -----------        ------       ------     ---------
  Cash paid during the period for Interest         $    8,648     $   5,233      $  7,326
  Cash paid during the period for income taxes            912           365           655

Supplemental schedule of non-cash investing and financing activities:

  A. On January 28, 1991, the Company exchanged $60,000,000 of indebtedness, for among other things, preferred stock. Refer to Note G of Notes to Consolidated Financial Statements.

  B. On September 10, 1992, the Company exchanged indebtedness and redeemable preferred stock for, among other things, preferred stock. Refer to Note G of Notes to Consolidated Financial Statements.

  C. Accretion of the discount on Series C redeemable preferred stock for the years ended December 31, 1992 and 1991 was $721,000 and $746,000, respectively.

  D. Effective March 31, 1992, the Company's existing $50,000,000 revolving credit facility was converted to a term loan. Refer to Note G of Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of the consolidated financial statements.


ENCORE COMPUTER CORPORATION
Condensed Statements of Shareholders' Equity (Capital Deficiency)
(in thousands except share data)


                                                                                                                        Share-
                                                                                                     Addi-               holders'
                                  -----------Preferred Stock----------                               tional   Accum-     Equity
                                Series A         Series B          Series D      --Common Stock--  Paid-in    ulated    Capital
                              Shares   Value   Shares   Value   Shares    Value     Shares   Value  Capital   Deficit   Deficiency
                              ------   -----   -------   -----   -------  -----  ----------  ----- --------  ---------  ----------
Balance December 31 1990      73,641    $ 1       -      $  -     -        $ -   28,337,799  $283  $83,402   $(107,379) $(23,693)

Common stock options
 exercised, $.81 to
 $2.31 per share                                                                    567,253     6      683                   689

Shares issued through the
 employee stock purchase
 plan, $.64 per share                                                             1,159,504    12      731                   743

Issuance of Series B
 Convertible Preferred
  Stock                                        525,000      6                                       45,506                45,512

Dividends issued to
 Preferred Stockholders
 in shares  of Series B                         27,194      -                                                              -

Net loss                                                                                           (65,388)              (65,388)
                              ------   -----    ------    -----  -------   ----  ----------  ----  - -----   ---------   --------
Balance December 31, 1991     73,641   $ 1     552,194     $ 6     -       $ -   30,064,556   301  130,322    (172,767)  (42,137)

Common stock options
 exercised, $.63 to
 $1.63 per share                                                                    352,248     3      323                   326

Shares issued through
 employee stock purchase
 plan, $.86 per share                                                               815,411     8      694                   702

Dividends issued to
 Preferred Stockholders
 in shares of Series B                          39,431       -                                                                 -

Adjustment of estimated
 transaction costs relating
 to Gould 1991 capital
  transaction                                                                                          900                   900

Issuance of Series D
 Convertible Preferred
 Stock (Note G)                                                  900,000     9                      73,230                73,239

Dividend issued to
 Preferred Stockholders
 in shares of Series D                                             5,283     -                                                 -

Net loss                                                                                                     (32,522)    (32,522)
                              ------  ---     -------- -----   --------   ----   ---------    --   ------   --------     -------
Balance,
December 31, 1992             73,641   $ 1     591,625 $   6     905,283   $ 9   31,232,215   312  205,469  (205,289)        508

Common stock options
 exercised,  $.63 to
 $2.00 per share                                                                  1,016,597    10      955                    965

Shares issued through
 employee stock purchase
  plan $1.56 per share                                                              477,579     5      739       744

Extension of expiration
 date on outstanding grant
 of common stock options                                                                               788                   788

Net loss                                                                                                     (69,565)    (69,565)
                             ------    ---      ------  -----   -------    ----  ----------  ---- --------    -------   ---------
Balance,
December 31, 1993            73,641   $ 1      591,625    6     905,283    $ 9   32,726,391  $327 $207,951 $(274,854)   $(66,560)
                             ======   ====     =======  =====   =======   =====  ==========  ==== ======== ==========   =========

The accompanying notes are an intergral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

A. Summary of Significant Accounting Policies

Principles of Consolidation
The  accompanying financial statements include  the  accounts  of
Encore  Computer  Corporation and its wholly  owned  subsidiaries
("Encore"   or   the   "Company").   All  material   intercompany
transactions have been eliminated.

Revenue Recognition
Revenue related to equipment and software sales is recognized upon shipment. Service revenue is recognized over the term of the related maintenance agreements. Revenue related to contract research under U. S. government contracts is recognized as reimbursable costs are incurred. Such reimbursable costs include engineering and development costs incurred, outside procurements related to contract performance, and general and administrative costs.

Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments with maturities at the date of purchase of three months or less. The Company maintains its cash in bank deposit accounts which, at times, may exceed insured limits. The Company has not experienced any losses related to these accounts.

Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Loaned equipment which consists primarily of finished computer systems that are loaned to customers for test and evaluation is classified as inventory only if the equipment is intended for resale and anticipated to be in service for a period of less than 12 months prior to sale. Loaned equipment in service for more than 12 months is presented as property and equipment.

Property and Equipment
Property and equipment is stated at cost. Property and equipment includes customer service inventory which consists principally of spare parts utilized to support repairs at customer installations and is generally not available for resale. Additions, renewals and improvements are capitalized, and repair and maintenance costs are expensed. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the results of operations. Depreciation is provided on a straight line basis over the estimated lives of the assets, generally three years for loaned equipment, five years for equipment and customer service inventory, ten years for furniture and fixtures, and 25 to 30 years for buildings. Leasehold improvements are amortized over their expected useful lives or the lease term, whichever is shorter.

Goodwill
Goodwill originated from the 1989 acquisition of the Computer Systems Business of Gould Electronics Inc. (the "Computer Systems Business") and represented the excess of the acquisition cost over the estimated fair value of the net assets acquired. From 1989 until 1991, goodwill was being amortized on a straight line basis over a 10 year period. However in 1991, based on the operating losses incurred since the acquisition of the Computer Systems Business, the Company determined goodwill had been permanently impaired. Accordingly, the Company reduced its carrying value from $12,979,000 to $4,979,000 resulting in a charge of $8,000,000. In 1992, due to continuing operating losses, the Company reduced the amortization period for the remaining carrying value of goodwill to December 31, 1994.
During   1993,  due  to  the  continued  inability   to   achieve
profitability, the remaining carrying value of goodwill of $2,628,000 was charged to operations.

At December 31, 1992, accumulated amortization amounted to $6,379,000. Amortization of goodwill is presented as a component of operating expense.

Capitalized Software
The Company capitalizes certain internal costs associated with software development after the development projects reach technological feasibility. Such costs as well as capitalized costs for purchased software, are amortized to cost of sales at the greater of straight line amortization over the expected commercial life of each product, or the proportion of the current period's product revenues to total expected product revenues. The amortization periods range from 3 to 5 years. Software development costs incurred prior to reaching the point of technological feasibility are considered research and development costs and are expensed as incurred.

Income Taxes
The  Company  adopted  Statement of Financial Accounting  Standards
(SFAS) No. 109, "Accounting for Income Taxes", effective January 1, 1993, which requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The adoption of SFAS No. 109 had no cumulative effect on income for the year ended December 31, 1993.

Per Share Data
Per share data is calculated based upon the weighted average number of shares of common stock and common stock equivalents outstanding. In fiscal periods which report net losses, the calculation does not include the effect of common stock equivalents such as stock options since the effect on the amounts reported would be antidilutive. Series A Convertible Participating Preferred Stock has been considered common stock (on an assumed converted basis) for purposes of income (loss) per share calculations. The Series B Convertible Preferred Stock ("Series B") and Series D Convertible Preferred Stock ("Series D") have been determined to be common stock equivalents but are not included in the weighted average number of shares of common stock and equivalents because the effect would be antidilutive for the years presented.

During the year ended December 31, 1993, the Company reported a capital deficiency and as such under Delaware law was precluded from paying dividends. During 1993, the Company accumulated dividends of $3,630,000 and $5,554,700 on shares of its Series B and Series D, respectively. This increased the 1993 net loss attributable to common shareholders by $9,184,700. During the years ended December 31, 1992 and 1991, dividends were paid to holders of the Series B and the then outstanding Series C Redeemable Preferred Stock with shares of Series B. In computing the loss per share, these dividends increased the 1992 and 1991 loss as reported for the per share calculation by $3,943,100 and $2,719,400, respectively. Additionally, during the year ended December 31, 1992, dividends were paid to holders of the Series D with shares of Series D. In computing the loss per share, these dividends increased the 1992 loss as reported for the per share calculation by $528,300.

Foreign Currency Translation and Transactions
Management has determined that the functional currency of each of the Company's subsidiaries is the United States dollar. Consequently, assets and liabilities of foreign operations are translated into U.S. dollars at period end exchange rates, except that, inventory and property and equipment are translated at historical exchange rates. Income and expenses are translated at the average rates prevailing during the year, except that cost of sales and depreciation are translated at historical exchange rates. All gains and losses arising from changes in exchange rates are included in operating results in the period incurred.

The Company, at times, enters into forward exchange contracts to reduce the effect of foreign currency fluctuations on operations and the asset and liability positions of foreign subsidiaries. Resultant gains and losses on these contracts are included in operating results when the operating revenues and expenses are recognized and for assets and liabilities in the period in which the exchange rates change. At December 31, 1993 and December 31,1992, however, the Company had no forward exchange contracts. Foreign exchange losses amounted to $744,000, $1,576,000, and $732,000 in 1993, 1992, and 1991, respectively.

Warranties
The Company provides a standard product warranty for parts and labor which generally extends ninety days from the date of installation, but on certain contracts for up to one year. The estimated cost of providing such warranty on products sold is included in cost of sales at the time revenue is recognized.

Other
Certain reclassifications have been made to conform prior year data to current year presentation.

B. Inventories
Inventories consist of the following (in thousands):

                            December 31,     December 31,
                                   1993             1992
                            -----------      -----------
Purchased parts               $   4,660        $   2,139
Work in process                   9,618           11,913
Finished goods                    1,065              601
Loaned computer equipment
  and consignment inventory       2,421            1,160
                               --------         --------
                               $ 17,764        $  15,813
                               ========        =========

C. Prepaid Expense and Other Current Assets
Prepaid expense and other current assets consist of the following
(in thousands):
                              December 31,  December 31,
                                     1993          1992
                              -----------  ------------
Deferred customer sponsored
  engineering costs              $  1,187      $      -
Prepaid rent                          266           365
Prepaid expenses                    1,477           743
Other current assets                  117           407
                                 --------       -------
                                 $  3,047       $ 1,515
                                 ========       =======

D. Property and Equipment
Property and equipment consists of the following (in thousands):
                                   December 31,  December 31,
                                          1993          1992
                                  ------------   -----------
Land                              $      5,100    $    7,510
Buildings                               14,874        14,849
Equipment                               38,110        34,478
Customer service inventory              15,245        23,541
Furniture and fixtures                   3,503         4,082
Leasehold improvements                   1,872         2,100
Loaned equipment                         2,735         4,488
Construction in progress                   496          1,060
                                   -----------    -----------
                                        81,935         92,108
Less:  accumulated depreciation
  and amortization                     (44,332)       (45,793)
                                   ------------   -----------
                                 $      37,603    $    46,315
                                 =============    ===========

Depreciation  expense  in  1993,  1992  and  1991   amounted   to
$9,853,000, $12,297,000, and $13,683,000, respectively.

E. Capitalized Software
Capitalized software consists of the following (in thousands):

                                 December 31,    December 31,
                                        1993            1992
                                 -----------     -----------
Capitalized software                 $ 8,878         $ 6,735
Accumulated amortization              (4,475)         (2,778)
                                     --------        --------
                                     $ 4,403         $ 3,957
                                     =======         =======

Software costs capitalized in 1993, 1992, and 1991 amounted to $2,142,000, $2,365,000, and $2,640,000, respectively.
Amortization of capitalized software costs charged to expense amounted to $1,696,000, $2,043,000, and $2,870,000 in 1993, 1992,
and 1991, respectively. The Company wrote down the carrying value of several of its software products by $1,248,000 and $1,271,000 in 1992 and 1991, respectively as part of its transitioning of the UNIX-based product line (See Note F).

F. Accounts Payable and Accrued Liabilities;
Accounts payable and accrued liabilities consist of the following
(in thousands):
                                   December 31,     December 31,
                                          1993             1992
                                   -----------      ------------
Accounts payable                     $  10,805        $  10,476
Accrued salaries and benefits            5,357            6,290
Accrued restructuring costs             10,974            6,429
Accrued interest                           682            2,950
Accrued taxes                            3,545            2,083
Deferred income,
  principally maintenance contracts      1,563            1,306
Other accrued expenses                   4,495            6,959
                                     ---------        ----------
                                     $  37,421        $  36,493
                                     =========        =========

During 1993, 1992, and 1991, the Company recognized restructuring
expenses    of    $23,265,000   $5,248,000,   and    $29,032,000,
respectively.

In 1993, restructuring expenses related to (i) the recognition of the permanent impairment in value of certain long lived assets including fixed assets and goodwill, (ii) severance and outplacement costs associated with a 12% reduction in workforce,
(iii) the accrual of costs to be incurred for field offices which have been or will be abandoned due to the reduced sales and service workforce. The 1993 charge includes approximately $12,000,000 of non-cash charges related to the write down of the carrying value of assets deemed permanently impaired. It is expected a significant portion of the accrued restructuring costs at December 31, 1993 will be paid during the first half of 1994.

In 1992, the Company recognized restructuring costs relating to severance and outplacement costs associated with a reduction in workforce as well as the write-off of capitalized software and certain other assets as part of the Company's continued transition of its product line. Restructuring charges in 1991 relate to severance and outplacement costs associated with a reduction in workforce, the reduction in the carrying value of goodwill, costs associated with the consolidation of operations at the Marlborough, Massachusetts facility as well as other excess facilities, and the write-off of certain capitalized software products due to the transitioning of UNIX-based product lines. Of the total 1992 and 1991 charges, approximately $1,250,000 and $14,000,000, respectively were non-cash charges to operations.

G.  Debt
Debt consists of the following (in thousands):

                                    Unaudited
                                  (See Note L)
                                   Pro Forma
                                   December 31,   December 31,  December 31,
                                          1993           1993          1992
                                  ------------    -----------   -----------
Debt to unrelated parties:
Mortgages payable and capital
  lease obligations               $     1,192    $     1,192    $     1,406
Less:
  Current portion                         197            197            193
                                  -----------    -----------   ------------
  Total long term debt to
   unrelated parties              $       995    $       995    $     1,213
                                  ===========    ===========    ===========
Debt to related parties:
  Revolving loan agreements
with Gould Electronics Inc.       $    11,924    $    61,924   $     15,200
  Term Loan with Gould
   Electronics Inc.                         -         50,000         50,000
                                  -----------    -----------   ------------
  Total debt to related parties        11,924        111,924         65,200
  Less:
     Current portion of debt                -             -              -
                                   ----------    -----------   ------------
    Total long term debt to
      related parties              $   11,924    $   111,924    $    65,200
                                   ==========    ===========    ===========


Related Party Transactions
The Company, Japan Energy Corporation ("Japan Energy"; formerly Nikko Kyodo Co., Ltd.) and its subsidiaries Gould Electronics Inc. (formerly Gould Inc.; "Gould") and EFI International Limited ("EFI") are related parties due to the significant financial interests of Gould and EFI of the Company. As of December 31, 1993, assuming full conversion of their holdings in the Company's preferred stock, Gould and EFI beneficially owned 34.4% and 27.6%, respectively of the Company's common stock. As discussed in more detail in Note L of the Notes to Consolidated Financial Statements, on February 4, 1994, the Company and Gould completed an exchange of indebtedness for preferred stock. Upon completion of the transaction assuming full conversion of their holdings, Gould and EFI beneficially owned 50.2% and 20.9%, respectively. As described below, during 1993 and 1992, the Company had various debt agreements with both Gould and EFI.

Total  interest expense on indebtedness to Gould for  1993,  1992 and 1991 was $6,082,000, $3,040,000 and $1,299,000, respectively.
Interest expense on then outstanding indebtedness to EFI during 1992 was $1,726,000.

In addition to the loans described above, amounts due to Gould at December 31, 1993 and 1992, included accrued interest of $677,000 and $2,822,000, respectively.

Revolving Loan Agreements
Since 1989, Gould has provided the Company with its revolving credit facility. Effective March 31, 1992, Gould converted the then existing revolving loan agreement with an outstanding balance of $50,000,000 to a term loan ("Term Loan") with a maturity date of March 31, 1994. Concurrently, Gould made available to the Company a new $10,000,000 revolving loan facility with a maturity date of March 31, 1993. Borrowings under the revolving loan agreement were collateralized by substantially all of Encore's tangible and intangible assets and the agreement contains various covenants including maintenance of cash flow, leverage and tangible net worth ratios and limitations on capital expenditures, dividend payments and additional indebtedness. In connection with the conversion, compliance with financial covenants contained in the revolving loan agreement was waived through the loan's maturity.

As a result of operating losses incurred during 1992, Company borrowings exceeded the maximum allowed under the loan agreement. Accordingly, the Company initiated discussions with Gould to increase the amount available under the revolving credit facility. On October 5, 1992, Gould agreed to increase the borrowing limit by $5,000,000 to $15,000,000 under essentially the same terms and conditions as the original agreement. On April 12, 1993, the Company and Gould agreed to further increase the amount available under the revolving credit facility to $35,000,000 effective April 1, 1993 and to extend its maturity until April 16, 1994, under essentially the same terms and conditions as the original agreement. Additionally, Gould provided the Company with waivers of compliance with the covenants contained in the agreement through the end of the first fiscal quarter of 1994. In light of the 1993 refinancing, the revolving credit facility was classified as a long-term obligation at December 31, 1992.

Due to the operating losses incurred during 1993, as of the end of its third fiscal quarter the Company had exceeded the $35,000,000 maximum borrowing amount of its revolving line of credit by $14,415,000. Gould allowed the Company to borrow funds in excess of the agreement's maximum limit to fund its daily operations. At December 31, 1993 borrowings under the agreement were $61,924,000. Interest is equal to the prime rate plus 1% (7.0% at December 31, 1993) and is payable monthly in arrears.

As discussed in more detail in Note L, on February 4, 1994, the Company and Gould agreed to exchange $100,000,000 of indebtedness owed  to  Gould by the Company for Series E convertible preferred stock with a liquidation preference of $100,000,000.  $50,000,000 of the debt exchanged was indebtedness under the revolving credit agreement. Upon completion of the exchange, borrowings under the revolving loan agreement on February 4, 1994 were $19,134,000 or $15,866,000 below the maximum borrowing limit of the credit
facility.   Further,  on  April 11, 1994, the  Company  and  Gould
agreed to increase the amount available under the revolving credit facility to $50,000,000 and to extend its maturity date to April 16, 1996. All other terms and conditions of the revolving loan agreement were essentially unchanged except for certain financial covenants contained in the agreement which were modified to more closely reflect the Company's current financial position. Because of the 1994 refinancing, the revolving credit facility was classified as a long-term obligation at December 31, 1993.

Until the Company returns to a state of continued profitability it is unlikely that it will be able to secure additional funding from unrelated parties or be able to generate the levels of cash through operations necessary to meet the on-going needs of the business. Accordingly, the Company is and will remain dependent on the continued financial support of Japan Energy and Gould. Should the Company be unsuccessful in securing additional future financing from Gould or Japan Energy as it is required, it is likely that the Company will have difficulty settling its liabilities on a timely basis.

Term Loan
The Term Loan due to Gould provided for interest at a rate equal to the prime lending rate plus 1% (7.0% at December 31, 1993). The terms and conditions of the loan were similar to those of the revolving loan agreement described above. The loan is collateralized by substantially all of Encore's tangible and intangible assets and contains various covenants, including maintenance of cash flow, leverage, and tangible net worth ratios and limitations on capital expenditures, dividend payments and additional indebtedness. On April 12, 1993, the Company and Gould agreed to extend the maturity date of the loan to April 2, 1995. Additionally, Gould agreed to provide the Company with waivers of compliance with the covenants contained in the agreement through the end of the first fiscal quarter of 1994.

As discussed in more detail in Note L, on February 4, 1994, the Company and Gould cancelled the indebtedness owed by the Company to Gould under the Term Loan agreement in exchange for Series E convertible preferred stock. In light of the 1994 recapitalization and refinancing, the term loan was classified as a long-term obligation at December 31, 1993.

1992 Exchange of Indebtedness and Redeemable Preferred Stock  for
Preferred Stock
On September 10, 1992, Encore and EFI entered into an agreement whereby EFI exchanged $80,000,000 ($65,451,000 net of debt discount) of indebtedness owed to EFI under the then existing subordinated loan agreement for 800,000 shares of the Company's Convertible Preferred Series D Stock ("Series D") with an aggregate liquidation preference of $80,000,000. In addition, Gould exchanged all of its outstanding 100,000 shares of Series C Redeemable Preferred Stock ("Series C") with a liquidation preference of $10,000,000 for 100,000 shares of the Series D also with a liquidation preference of $10,000,000. The Company had originally issued the 100,000 shares of Series C as part of a 1991 exchange of indebtedness for preferred stock. The Series C was redeemable at its liquidation preference plus accumulated dividends on January 28, 1996 and entitled to 6% cumulative annual dividends, payable quarterly. The Series C was recorded at its fair value at the date of issuance and the difference between the fair value and the redemption amount was recorded as a deferred credit in "Other Liabilities". The carrying amount of the Series C was increased by periodic accretions using the interest method so that the carrying amount would equal the mandatory redemption amount at the redemption date. Accretion recognized for year ended December 31, 1992 was $721,000.

In connection with this transaction, the Company released Gould from any liability associated with certain outstanding claims related to or arising from the 1989 sale by Gould of its Computer Systems Business to the Company, including: (i) reimbursement to the Company of certain foreign income tax payments made by the Company on Gould's behalf and (ii) release of any liability arising from certain potential environmental clean-up matters associated with former Gould facilities acquired by the Company. The scope of the clean-up matters has been reviewed by an independent environmental engineering firm and, in their opinion, present no significant liability to the Company.

Because of the related party nature of this transaction, the difference between the carrying amount of the indebtedness exchanged and the fair value of the securities issued, other considerations granted and accrued professional fees associated with the transaction, the amount of $73,230,000 was credited to additional paid-in capital as follows (in thousands):

  Total   indebtedness   exchanged  (net  of
   unamortized debt discount)                           $ 65,451

  Total Series C exchanged at redemption
   value (equivalent to carrying value
    plus deferred credit)                                 10,000

  Estimated  value  of  claims  against  Gould
   forgiven by the Company                                (1,120)

  Estimated transaction costs                               (500)

  Write-off   of   debt  issue  costs  related  to
   indebtedness exchanged                                   (592)
  Par value of Series D exchanged                             (9)
                                                         --------
  Addition to paid-in capital                           $ 73,230
                                                        ========


H. Income Taxes
As discussed in Note A the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", effective January 1, 1993. The Company has recorded a provision of $454,000, $739,000 and $577,000 for the years ended 1993, 1992 and 1991 respectively. The provision relates to the profitable operations of foreign subsidiaries.

Income tax benefits have not been recorded since the Company has fully reserved the tax benefit of temporary differences, operating losses, capital losses and tax credit carryforwards due to the fact that the likelihood of realization of the tax benefits cannot be established.

The significant components of the deferred tax account as of December 31, 1993 were as follows:

Deferred tax assets:
Net Operating Losses             $ 57,775,000
Research & ExperimentaL Credits     1,750,000
Capital Losses                      3,622,000
Inventory Reserves                  3,535,000
Accrued Vacation                      847,000
Various Reserves/Other              1,266,000
Accrued Restructuring               2,372,000
                                 ------------
                                   71,167,000
Valuation Allowance                69,924,000
                                   ----------
                                    1,243,000
Deferred tax liabilities:
Capitalized Software            $  (1,243,000)
                                --------------
  Net                           $           -
                                ==============

For income tax purposes the Company had a change in ownership, as defined by Internal Revenue Code Section 382, in connection with the Gould debt exchange on January 28, 1991. The change in ownership resulted in an annual limitation of approximately $2,000,000 on the amount of net operating losses incurred prior to January 28, 1991 that can be utilized to offset the Company's future taxable income.

At December 31, 1993, the Company has available approximately $30,000,000 of pre change net operating losses which are allowable after application of the Section 382 limitation, as well as post change net operating losses of $132,767,000. These net operating losses expire in the years 2005 through 2008. The Company also has a net capital loss carryforward of $12,937,000 related to the Gould debt exchange on January 28, 1991, which expires in 1996.

I.  Commitments and Contingencies

Contract Research
The Company has performed services under U.S. Government contracts to develop and deliver prototype multiprocessor systems and a workstation which utilize parallel processing architecture. The contracts, issued by the Department of Navy and the Department of the Army for the Defense Advanced Research Project Agency ("DARPA"), included fixed price and cost plus fixed fee elements. While the Company retains certain commercial rights to the technology developed under the contract, the government has been granted rights to technical data developed.

In 1991, the Company assigned to Worcester Polytechnic Institute ("WPI") all proposals and advance agreements proposed by the
Company to DARPA related to certain potential project awards. Additionally, the Company agreed to subcontract to WPI completion of certain other contracts previously awarded to the Company by DARPA. The Government has reimbursed the Company for pre-award costs incurred in connection with the assigned proposals. WPI will make available to the Company any technological developments which may result from any of the assigned projects. While the novations and/or subcontract agreements are subject to the approval of the affected U.S. government agencies, the Company does not believe this transaction will have an adverse effect on the Company's future financial performance.

There  were no contract research revenues in 1993.  In  1992  and
1991,   contract  research  revenues  amounted  to  $42,000   and
$2,719,000, respectively.

Leases
The Company leases office, research facilities, sales offices and equipment under operating leases. Certain land and building leases have renewal options generally for periods ranging from one to five years. Rental expenses, net of sublease income, were
approximately   $4,127,000, $5,768,000 and,  $7,923,000  for  the
years ended 1993, 1992, and 1991, respectively. Future minimum lease payments under capital lease obligations and minimum rental payments under operating leases for the next five years are approximately as follows:
(in thousands)                   Capital Operating
Year                              Leases    Leases
1994                             $    62     4,180
1995                                  42     2,453
1996                                   -     1,548
1997                                   -       951
1998                                   -       792
                                 -------   -------
Total Minimum Lease Payments         104   $ 9,924
                                           =======
Less:  Amounts representing
        interest                       7
                                 -------
Present value of net minimum
  lease payments                  $   97
                                  ======

Future   minimum  rental  income  under  noncancelable  subleases
extending through 1998 amounts to $888,000.

Litigation
There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries are party to or of which any of their property is the subject. The unfavorable settlement of any existing matter would not have an adverse impact on the financial results of the Company.

Employer's Postemployment Benefits
The Company has provided employee's with certain Company-paid postemployment benefits including salary continuation and job counseling services. The Company recognizes such costs on a terminal accrual basis recognizing the estimated cost of postemployment benefits at the date of the event giving rise to the liability to pay those benefits.

Concentrations of Credit Risk
Financial instruments which subject the Company to concentrations of credit risk are limited to trade receivables. The Company grants credit terms in the normal course of business to its customers which are consistent with industry practices.
Generally, the Company's customers are United States government agencies or substantial international corporations often included among the Fortune 500. Additionally, as part of its ongoing control procedures, the Company monitors the credit worthiness of its major customers and establishes individual customer credit limits accordingly. Bad debts realized by the Company have historically not been excessive and doubtful accounts are adequately reserved when identified. Because of these facts, the concentration of credit risk in trade receivables is not considered to be material.

Intellectual Property License
As part of the 1991 exchange of preferred stock for indebtedness described in Note G, the Company and Gould entered into an intellectual property licensing agreement whereby the Company has agreed to license substantially all of its intellectual property to Gould under certain conditions. The intellectual property license is royalty free and provided that the Company achieved certain revenue levels, would not have allowed Gould to use the intellectual property until January, 1994. The Company has the option to extend its exclusivity period for up to five additional years by making certain cash payments to Gould. However, the period will be automatically extended if certain operating income levels are achieved by the Company. The intellectual property license can be terminated by the Company if all Gould borrowings are repaid and (i) the Series B and Series D are converted into common stock or (ii) the Series B and the Series D are redeemed or (iii) the Company pays Gould the fair value of the license. The Company has not achieved the net revenue or operating income levels necessary under the agreement to maintain its exclusive right to the use of the intellectual property. However, as part of the refinancing discussed in Note L, Gould has agreed to extend the Encore exclusivity period through December 31, 1994. Should the Company be unable to negotiate further extensions to its exclusivity period, Encore will lose its exclusive right to use the intellectual property and Gould may at its option begin to exercise its rights under the agreement. Such action by Gould could have a material adverse effect on the Company's business.

J.  Capital Stock

Series A Convertible Participating Preferred Stock
Certain of the Company's operations relate to classified U.S. Government contracts. Accordingly, the government expressed concern regarding the extent of Gould's ownership of the Company's common stock, since Gould, the Company's largest shareholder, is owned and controlled by Japan Energy, a foreign corporation. In this connection, the Company has issued to Gould 73,641 shares of Series A Convertible Participating Preferred Stock ("Series A") in lieu of common stock. The Company has agreed to reserve 7,364,100 shares of common stock for issuance to Gould upon exercise of the conversion option.

The holder of Series A and the Company each have the option at any time, with 30 days prior notice, to convert or require to be converted, all or any portion of the Series A preferred shares to common at a ratio of 1 to 100. Dividend rights are equal to those of the common shares (on an assumed converted basis); however, there are significant restrictions on the voting rights of the Series A. The Series A is entitled to elect two members of the Board of Directors but is not entitled to participate in the election of other members of the Board. Based upon the characteristics and rights of the Series A, the Company has deemed these shares to be common stock (on an assumed converted basis) for purposes of loss per share calculations for the fiscal periods presented herein.

Cumulative Series B Convertible Preferred Stock
The Cumulative Series B Convertible Preferred ("Series B") has a 6% cumulative annual dividend payable quarterly, which the Company can accumulate or pay in additional shares of Series B
(valued at its liquidation preference) until the Company's shareholders' equity exceeds $50,000,000. The Series B is convertible into the Company's common stock at $3.25 per share at the holder's option at any time and at the Company's option upon satisfaction of certain conditions. The shares are non-voting, except for the right to elect one director of the Company upon certain dividend payment defaults, the right to elect a majority of the directors of the Company if certain operating income levels are not achieved by the Company and the right to approve actions adversely affecting the Series B. The Series B may be redeemed by the Company at any time for cash equal to the liquidation preference plus accumulated dividends. The Company has reserved shares of common stock sufficient for issuance upon conversion of the Series B and additional shares of Series B which may be issued as a dividend. As of December 31, 1993, the number of common shares reserved for this purpose amounts to 19,320,769.

During 1993, the Company reported a capital deficiency and under Delaware law was precluded from issuing dividends. Accordingly, the Company accumulated dividends during 1993 of $3,630,000. During 1992 the Company paid dividends of $3,943,100 in additional shares of Series B. A quarterly dividend on the Series B of $941,800 is payable on January 15, 1994. The Company has elected to accumulate this dividend. As discussed in more detail in Note L of the Notes to Consolidated Financial Statements, upon completion to the exchange of preferred stock for indebtedness, the Company eliminated its capital deficiency and paid all accumulated dividends in shares of Series B.

Cumulative Series D Convertible Preferred Stock
The Series D has a liquidation preference of $100 per share and carries a 6% cumulative annual dividend which the Company can elect to accumulate or pay currently. The Company may (i) pay the dividend in cash or additional shares of Series D valued at its liquidation preference until shareholders' equity exceeds $50,000,000, or (ii) pay the dividend in cash when shareholders' equity exceeds $50,000,000. The Series D is convertible, at the holder's option, into the Company's common stock at $3.25 per share only (a) if the shareholder is a United States citizen or a corporation or other entity owned in the majority by United States citizens or (b) in connection with an underwritten public offering. The stock is convertible, at the Company's option, if the price of the common stock exceeds $3.90 per share for twenty consecutive days and (a) a buyer is contractually committed to purchase for at least $3.90 per share at least 50% of the shares into which all outstanding Series D would be converted or (b) a buyer is contractually committed to purchase for at least $3.50 per share at least 75% of the shares into which all outstanding Series D would be converted. The shares are non-voting, except for the right to approve actions adversely affecting the Series
D. The Company has reserved shares of common stock sufficient for issuance upon conversion of the Series D and additional shares of Series D which may be used for future stock dividends. As of December 31, 1993, the number of shares reserved for this purpose was 29,564,000.

During 1993, the Company reported a capital deficiency and under Delaware law was precluded from issuing dividends. Accordingly, the Company accumulated dividends during 1993 of $5,554,700. Dividends of $528,300 were paid on the Series D for the year ended December 31, 1992. A quarterly dividend on the Series D of $1,441,200 is payable on January 15, 1994. The Company has elected to accumulate this dividend. As discussed in more detail in Note L of the Notes to Consolidated Financial Statements, upon completion of the exchange of preferred stock for indebtedness, the Company eliminated its capital deficiency and paid all accumulated dividends in shares of Series D.

Impact of Foreign Ownership
In connection with both the 1994 exchange of indebtedness for preferred stock discussed in Note L of the Notes to Consolidated Financial Statements and the 1993 and 1992 exchanges of indebtedness for preferred stock discussed in Note G of the Notes to Consolidated Financial Statements, the United States Defense Investigative Service ("DIS") has indicated that it has no objection to the relationships under the United States government requirements relating to foreign ownership, control or influence between Japan Energy Corporation (a Japanese corporation) and its wholly owned subsidiaries (EFI and Gould) and the Company.

Shareholders' Agreement
In conjunction with the 1994 exchange of Series E for indebtedness discussed in Note L of the Notes to Consolidated Financial Statements and the 1992 exchange of Series D for Series C and indebtedness discussed in Note G, the Company, Kenneth G. Fisher, the Company's Chairman, and Gould amended and restated an existing stockholders agreement. The agreement provides that as long as any shares of Series A are outstanding, Gould, in all elections of directors, will vote all of its common stock pro rata in accordance with the votes of the other shareholders of the Company. In addition, so long as the revolving credit facility with Gould is in effect, should Gould request it, Mr. Fisher has agreed to vote his common shares in favor of expanding the Board of Directors and electing an additional Gould representative to the Board.

Adjustment of Accrued Transaction Costs
In 1991, the Company exchanged preferred stock for indebtedness owed to Gould. In recording the exchange, the Company accrued estimated transaction costs of $1,812,000 to be incurred as part of the exchange. Actual costs incurred in connection with the exchange were less than those initially estimated and accrued. Accordingly, during 1992, the Company reduced the remaining accrued liability by $900,000 and increased additional paid-in capital.

Stock Option and Stock Purchase Plans
The Company has had two stock option plans, the 1983 Incentive Stock Option Plan (which expired in 1993) and the 1985 Non-Qualified Stock Option Plan. Under the terms of the plans a total of 12,000,000 shares of the Company's common stock were reserved for issuance to officers, directors and employees. On September 9, 1993, the shareholders voted to increase the number of shares reserved for issuance under the plan by 12,000,000 to a total of 24,000,000 shares.

Stock option activity for the 1983 Incentive Stock Option Plan is as follows:

                                        Shares Under Option
                                         Shares       Price
Outstanding at December 31, 1990        176,380       $1.13
Fiscal 1991:
 Canceled                               (87,500)      $1.13
                                        --------      -----
Outstanding at December 31, 1991         88,880       $1.13
Fiscal 1992:
 No activity                                 -        $1.13
                                        --------      -----
Outstanding at December 31, 1992         88,880       $1.13
Fiscal 1993:
 Exercised                              (88,880)      $1.13
                                        --------      -----
Outstanding at December 31, 1993              0
                                        ========

Options granted under the Incentive Stock Option Plan were granted at exercise prices at least equal to the then current fair market value of the Company's common stock, and were immediately exercisable. Shares issued upon exercise of such options are subject to the Company's repurchase rights which expire ratably over three to five year periods from the date of grant, or automatically upon death or disability. Shares subject to such repurchase rights at the time of termination of employment may be purchased by the Company at the optionee's exercise price.

At December 31, 1993, there were no incentive stock options outstanding under the plan.


Stock  Option  activity for the 1985 Non-Qualified  Stock  Option
Plan ("the 1985 Plan") is as follows:

                                         Shares Under Option
                                         Shares         Price
Outstanding at December 31, 1990      6,962,427    $0.63 to $3.13
Fiscal 1991:
 Granted                              4,068,366    $0.69 to $1.88
 Exercised                             (567,253)   $0.81 to $2.31
 Canceled                            (5,230,717)   $0.63 to $3.13
                                     -----------   --------------
Outstanding at December 31, 1991      5,232,823    $0.63 to $3.13

Fiscal 1992:
 Granted                              6,181,530    $0.94 to $1.00
 Exercised                             (352,248)   $0.63 to $1.63
 Canceled                              (227,122)   $0.63 to $3.13
                                     -----------   --------------
Outstanding at December 31, 1992     10,834,983    $0.63 to $2.31

Fiscal 1993:
 Granted                                592,500    $1.50 to $4.00
 Exercised                             (927,717)   $0.63 to $2.00
 Canceled                              (473,437)   $0.63 to $2.31
                                     -----------   --------------
Outstanding at December 31, 1993     10,026,329    $0.63 to $4.00
                                     ==========    ==============


Exercise rights for options granted under the 1985 Plan vest over varying periods up to four years and options to purchase 6,138,280 shares were exercisable at December 31, 1993. Options granted under the 1985 Plan may be granted at an exercise price of not less than 50% of the current fair market value of the common stock. All options granted to date have been at the then current fair market value.

During 1993, options granted in 1986 to Mr. Morley, an officer of the Company, were scheduled to expire if not exercised. However, at the time the options were scheduled to expire the Company's policy on insider trading effectively prevented Mr. Morley from exercising the options. Accordingly, the Board of Directors approved an extension of the expiration date until the options could be exercised and the underlying shares sold in accordance with Company policy, which is expected to occur during 1994. The extension has been treated as a cancellation of the old options and a grant of new options in the same amount at the same exercise price. A non-cash non-recurring charge of $788,000 was incurred in connection with the extension of the expiration date of such stock options.

On January 31, 1991, the Board of Directors approved a program that permitted holders of certain stock options exercisable for shares of common stock, including the options granted during 1990 at a price of $2.00 per share, to exchange said options for new options (the "Exchange"). Under the terms of the Exchange, an individual was permitted to surrender his original option in exchange for a new option to purchase a number of shares equal to 80% of the number of shares subject to the original option at a new exercise price of $0.81 per share, such exercise price being equal to the closing price per share of the Company's common stock as reported on the National Market System of Nasdaq on February 1, 1991. The effective date of any new options granted pursuant to the Exchange was February 1, 1991; however, new options could not be exercised until June 1, 1991. Except as described above, the terms of the new options were substantially the same as those of the surrendered options. The amount of shares eligible for reissue under the exchange program was 5,306,340 of which 4,101,707 were canceled in exchange for new, repriced grants.

In 1990, the shareholders approved the Employee Stock Purchase Plan and reserved 4,000,000 shares for issuance pursuant to rights granted under the Plan. On September 9, 1993, the shareholders voted to increase the number of shares reserved for issuance under the plan from 4,000,000 to 8,000,000. Substantially all employees are eligible to participate in the Employee Stock Purchase Plan. The purchase price per share of common stock in any offering under the Plan is the lower of (i) 85% of the closing price per share of common stock on the commencement of the offering or (ii) 85% of the closing price of a share of common stock on the termination of the offering. Each offering is for a period of approximately six months. Under the Plan, the Company issued 477,579 shares at a weighted average price of $1.56 in 1993, 815,411 shares at a weighted average price per share of $.86 in 1992 and 1,159,504 shares at a weighted average price of $0.64 per share in 1991.

K. Segment Information
The Company operates in a single industry segment which includes developing, manufacturing, marketing, installing and servicing business information processing systems, principally in the United States, Europe, the Far East, and Canada. In 1993, 1992, and 1991, no single customer accounted for as much as 10% of revenues. During 1993, 1992 and 1991 approximately 37%, 29%, and 33%, respectively, of its revenues were directly or indirectly derived from U.S. Government agencies.

The Company maintains operations in Europe and Canada principally through consolidated subsidiaries. Far East operations are through joint ventures in Japan, Hong Kong and Malaysia and distributors throughout the remainder of the region. Information about the Company's operations for 1993, 1992, and 1991 is presented below (in thousands). Inter-geographic net sales, operating income and assets have been eliminated to arrive at the consolidated amounts.



                Net Sales to     Inter-                                Identi-
                  Unrelated    Geographic     Total    Operating        fiable
                   Entities    Net Sales    Net Sales  Income (loss)    Assets
1993:
United States     $   56,553    $  11,664     $ 68,217   $ (55,443)   $67,928
Europe                34,769            -       34,769      (7,554)    16,409
Other                  2,210            -        2,210        (724)       686
                    --------     -------       -------     -------    -------
Geographic Total      93,532       11,664      105,196     (63,721)     85,023
Inter-Geographic           -      (11,664)     (11,664)      1,636       (953)
                 ------------   ---------     --------   ---------    --------
Total            $     93,532   $       -     $ 93,532   $ (62,085)   $84,070

1992
United States    $     69,925   $  24,232     $ 94,157   $ (19,658)   $84,931
Europe                 58,311           -       58,311      (4,316)    23,186
Other                   2,657         728        3,385       ( 527)       918
                      ------       ------      -------     --------   -------
Geographic Total      130,893      24,960      155,853     (24,501)   109,035
Inter-Geographic           -      (24,960)     (24,960)      1,957     (3,349)
                 ------------   ---------     --------   ---------   --------
Total            $    130,893   $       -     $130,893   $ (22,544)  $105,686

1991:
United States    $     86,984   $  27,204     $114,188   $ (56,605)  $  90,125
Europe                 61,291           -       61,291       1,039     35,053
Other                   5,027         435        5,462        (899)     1,959
                      -------      ------      -------     -------    -------
Geographic Total      153,302      27,639      180,941     (56,465)   127,137
Inter-Geographic            -     (27,639)     (27,639)      1,527     (5,951)
                 ------------   ---------     --------   ---------  ----------
Total            $    153,302   $      -      $153,302  $  (54,938) $ 121,186


Inter-geographic net sales are recorded principally at 60% of list price. Identifiable assets are all assets, including corporate assets, identified with operations in each region.


L.  Subsequent Events
On February 4, 1994, Gould exchanged its term loan and a portion of its revolving credit loan totaling $100,000,000 for 1,000,000 shares of the Company's Series E Convertible Preferred Stock ("Series E") with a liquidation preference of $100,000,000 (See Note G).

The principal terms of the Series E are:

(i) The Series E is senior in liquidation priority to all other classes of the Company's preferred and common stock.

(ii) 6% cumulative annual dividend which the Company can elect to (a) pay in additional shares of Series E valued at its liquidation preference until shareholders' equity exceeds $50,000,000 or (b) accumulate and pay in cash when shareholders' equity exceeds $50,000,000.

(iii)  a liquidation preference of $100 per share.

(iv) convertible, at the holder's option, into the Company's common stock at the liquidation preference divided by $3.25 per share (subject to potential adjustments for splits, etc.) only
(a) if the shareholder is a United States citizen or corporation or other entity owned in the majority by United States citizens or (b) in connection with an underwritten public offering.

(v) convertible, at the Company's option in accordance with the conversion methodology described in (iv) above if the price of the common stock exceeds $3.90 per share for twenty consecutive days and (a) a buyer is contractually committed to purchase for at least $3.90 per share at least 50% of the shares into which all outstanding Series E would be converted or (b) a buyer is contractually committed to purchase for at least $3.50 per share at least 75% of the shares into which all outstanding Series E would be converted.

(vi) non-voting, except for the right to approve actions adversely affecting the Series E.

The accompanying unaudited Pro Forma Consolidated Balance Sheet as of December 31, 1993 is presented as if the transactions described above had been consummated as of that date. Because of the related party nature of the transaction, the difference between the carrying amount of the indebtedness exchanged and the fair value of the securities issued and other consideration granted has been credited to additional paid in capital. A summary of the financial effects of the transaction are as follows (in thousands):

Reduction of debt                                     $100,000
  Less:
     Par  value  of shares issued
      (1,000,000 shares at  $.01  par value)               (10)
     Accrued transaction costs                            (700)
     Accrued interest on the remaining indebtedness
      under the revolving loan agreement for the
      remaining term of the agreement                   (1,043)
                                                     ---------
    Increase in additional paid in capital            $ 98,247
                                                      ========

Upon completion of the refinancing, the Company reported a capital surplus and was able to pay all dividends accumulated since January 15, 1993 and immediately did so in additional shares of preferred stock.

Prior to the transaction, Japan Energy and its wholly owned subsidiaries beneficially owned 62.0% of the Company's outstanding common stock assuming the full conversion of all outstanding shares of its preferred stock. Upon completion of the transaction, their beneficial ownership increased to 71.1%.

On April 11, 1994, the Company and Gould agreed to amend and restate the existing revolving loan agreement by increasing the maximum borrowing limit of the agreement to $50,000,000 and extending its maturity date to April 16, 1996. Other terms and conditions of the agreement are essentially unchanged except certain financial covenants contained in the agreement were modified to more closely reflect the Company's current financial position.




Item  9   Changes  in  and  Disagreements  with  Accountants   on
Accounting and Financial Disclosure.

Not Applicable.

PART III

Item 10     Directors and Executive Officers of the Registrant

Information regarding directors of the Company is included in the Company's Proxy Statement for the 1994 Annual Meeting of Shareholders under the caption "Election of Directors" and is incorporated herein by reference. Information regarding executive officers of the Company is included in Part I under the caption "Executive Officers of the Registrant" and is incorporated herein by reference.

ITEM 11 Executive Compensation

Information regarding Executive Compensation is included in the Company's Proxy Statement for the 1994 Annual Meeting of
Shareholders under the caption "Executive Compensation" and is incorporated herein by reference.

Item  12   Security  Ownership of Certain Beneficial  Owners  and Management

Information regarding Security Ownership of Certain Beneficial Owners and Management is included in the Company's Proxy Statement for the 1994 Annual Meeting of Shareholders under the caption "Principal Stockholders" and is incorporated herein by reference.

Item 13   Certain Relationships and Related Transactions

Information regarding Certain Relationships and Related Transactions is included in the Company's Proxy Statement for the 1994 Annual Meeting of Shareholders under the caption "Certain Transactions" and is incorporated herein by reference.


PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1. and (a)2. Index to Financial Statements and Financial
Statement Schedules

Form 10-K                                                     Page Number
Report of independent public accountants relating to
consolidated financial statements  and financial
statement schedules                                                28

Consolidated statements of operations for the years
ended December 31, 1993, 1992 and 1991                             29

Consolidated balance sheets at December 31, 1993 and 1992          30
Consolidated statements of cash flows for the years
ended December 31, 1993, 1992 and 1991                             31

Consolidated statements of shareholders' equity
(capital deficiency) for the years ended
December 31, 1993, 1992, and 1991                                  33

Notes to consolidated financial statements                      34-51


The   following   consolidated  financial  statement  schedules
are submitted herewith:

Form 10-K                                                       Page Number
Schedule V      Property, plant and equipment                        54

Schedule VI     Accumulated depreciation, depletion and
                amortization of property, plant and equipment        55

Schedule VIII   Valuation and qualifying accounts                    56

Schedule X      Supplementary income statement information           57

The consolidated financial statement schedules should be read in conjunction with the consolidated financial statements included herein. All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(a)3. Index to Exhibits

The  exhibits  listed  on  the  accompanying  index  to  exhibits
immediately   following  the  consolidated  financial   statement
schedules are filed as part of this report.

(b) Reports on Form 8-K

No   reports  on Form 8-K were filed during  the last  quarter of the year ended December 31, 1993.

For  purposes  of  complying with the  amendments  to  the  rules governing Form S-8 under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into the registrant's Registration Statements on Form S-8 Nos. 33-34171 and 33-33907.

Insofar as indemnification of liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by as director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by the appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

ENCORE COMPUTER CORPORATION
Schedule V
                                Property, Plant and Equipment
                                       (in thousands)


                       Balance at                                   Other         Balance at
                      Beginning of     Additions                    Changes Add/    End of
Classification            Period          at Cost      Retirements  (Deduct)(1)    Period
- -------------------      ----------      ----------     ------       ---------    --------
Year ended
 December 31, 1991:
Land                    $   7,510       $   -          $    -         $   -      $   7,510
Buildings                  14,489            239            -             -         14,728
Equipment                  29,166          8,389          (6,505)         -         31,050
Customer service
   inventory               18,860          5,569             -          (2,975)     21,454
Furniture and
   fixtures                 4,746            118            (744)           -        4,120
Leasehold
 improvements               2,872            154          (1,032)           -        1,994
Loaned equipment            4,785          1,473          (1,036)           -        5,222
Construction in
   progress                  -             1,083            -               -        1,083
                      ----------        --------       ----------     ---------   --------
   Total               $   82,428       $ 17,025       $  (9,317)     $ (2,975)  $  87,161
                      ==========        ========       ==========     =========  =========
Year ended
 December 31, 1992:
Land                  $    7,510        $    -          $    -        $   -      $   7,510
Buildings                 14,728              121            -            -         14,849
Equipment                 31,050            5,229           (2,003)        202      34,478
Customer service
   inventory              21,454            3,815           (1,728)       -         23,541
Furniture and
   fixtures                4,120              145             (183)       -          4,082
Leasehold
 improvements              1,994              159              (53)       -          2,100
Loaned equipment           5,222              534             (962)       (306)      4,488
Construction in
   progress                1,083              116             (139)       -          1,060
                      ----------        ---------       -----------   ---------  --------
   Total              $   87,161        $  10,119       $   (5,068)   $   (104)  $  92,108
                      ==========        =========       ===========   ========= =========

Year ended
 December 31, 1993:
Land                  $    7,510        $    -          $     -       $ (2,410)  $   5,100
Buildings                 14,849                8             -             17      14,874
Equipment                 34,478            6,299           (1,224)     (1,443)     38,110
Customer service
   inventory              23,541            3,508          (11,536)       (268)     15,245
Furniture and
   fixtures                4,082               38             (429)       (188)      3,503
Leasehold
 improvements              2,100               35              (98)       (165)      1,872
Loaned equipment           4,488            1,509           (1,939)     (1,323)      2,735
Construction in
   progress                1,060              383             -           (947)        496
                      ----------        ---------       -----------   ---------   -------
    Total             $   92,108       $   11,780       $  (15,226)   $ (6,727)  $  81,935
                      ==========        =========       ===========   ========= =========

(1) Other changes for the year ended December 31, 1991 represent obsolete inventory charged to customer service cost of sales.

   Other changes for the year ended December 31, 1992 represent reclassifications from and to inventory.

   Other changes for the year ended December 31, 1993 consist principally of assets written off as part of restructuring actions taken during 1993 (See Note F of the Notes to Consolidated
   Financial Statements).

ENCORE COMPUTER CORPORATION
Schedule VI  Accumulated Depreciation, Depletion and Amortization of Property,
Plant and Equipment
                                        (in thousands)

                       Balance at                                     Other       Balance at
                      Beginning of     Additions                     Changes/Add   End of
Classification          Period          at Cost      Retirements     (Deduct)(1)   Period
- -------------------    ----------      ----------     ---------       ------      ----------    --------
Year ended
 December 31, 1991:
Land                   $    -          $   -          $    -         $   -         $    -
Buildings                    926            619            -             -            1,545
Equipment                 15,031          6,315          (4,563)         -           16,783
Customer service
   inventory               7,659          4,494            -             -           12,153
Furniture and
   fixtures                1,873            708            (609)         -            1,972
Leasehold
improvements               1,023            360            (473)         -              910
Loaned equipment           2,747          1,187            (435)          -            3,499
                      ----------      ---------       ----------    ---------      --------
    Total             $   29,259      $  13,683       $  (6,080)     $   -         $ 36,862
                      ==========      =========       ==========    ========= =========

Year ended
 December 31, 1992:
Land                  $     -         $    -          $    -         $   -         $   -
Buildings                  1,545            628            -             -            2,173
Equipment                 16,783          5,403          (1,031)         (14)        21,141
Customer service
   inventory              12,153          4,521          (1,263)         -           15,411
Furniture and
   fixtures                1,972            581            (133)         -            2,420
Leasehold
 improvements                910            312             (42)         -            1,180
Loaned equipment           3,499            852            (756)        (127)         3,468
                      ----------      ---------       ----------    ---------      --------
    Total            $   36,862      $  12,297       $  (3,225)     $   (141)      $ 45,793
                     ==========      =========       ==========     =========      ==========

Year ended
 December 31, 1993:
Land                 $    -          $    -          $    -         $   -          $     -
Buildings                2,173             631            -               30          2,834
Equipment               21,141           3,984          (1,296)        3,089         26,918
Customer service
   inventory            15,411           3,691         (11,626)        1,882          9,358
Furniture and
   fixtures              2,420             443            (291)         (117)         2,455
Leasehold
 improvements            1,180             250             (74)          (83)         1,273
Loaned equipment         3,468             854          (1,843)         (985)         1,494
                     ---------       ---------       ----------     ---------     ---------
    Total            $  45,793       $   9,853       $ (15,130)     $  3,816       $ 44,332
                     =========       =========       ==========     =========      ==========

(1) Other changes for the year ended December 31, 1992 represent reclassifications to inventory.

    Other changes for the year ended December 31, 1993 consist principally of assets written off as part of restructuring actions taken during 1993 (See Note F of the Notes to Consolidated Financial Statements).

ENCORE COMPUTER CORPORATION
Schedule VIII
                               Valuation and qualifying accounts
                                        (in thousands)



                                             Additions
                            Balance at      Charged to    Charged to               Balance at
                           Beginning of      Costs and      other                    End of
Description                  Period          Expenses     Accounts    Deductions    Period
- -------------------         ----------      ----------     ------      ---------    --------
Year ended
  December 31, 1991:
Allowance for doubtful
   accounts:               $   3,808         $  1,114       $  -        $ (1,118)    $  3,804
                           =========         ========      =========    ========== ==========

Year ended
 December 31, 1992:
Allowance for doubtful
   accounts:               $   3,804         $    283       $    -      $ (1,646)   $   2,441
                           =========         ========      =========    =========  ==========

Year ended
 December 31, 1993:
Allowance for doubtful
   accounts:               $   2,441         $    203      $    -       $   (494)   $   2,150
                           =========         ========      =========   ==========  =========

(1) Includes amounts deemed uncollectible.

                                   ENCORE COMPUTER CORPORATION
Schedule X
                         Supplementary income statement information
                                         (in thousands)
                                  Year Ended       Year Ended     Year Ended
                                December  31,      December 31,   December 31,
Item                                  1993              1992         1991
- ----------------------            ----------        ----------     --------
Maintenance and repairs         $    2,553         $   2,172      $    2,705
Advertising costs                    4,132             1,828           2,950
Taxes other than payroll taxes       2,011             2,076           2,256

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as the chief accounting officer and an officer of the registrant thereunto duly authorized.

                                         ENCORE COMPUTER CORPORATION
                                               (Registrant)

                                           By:  T. MARK MORLEY
                                                T.  Mark Morley
                                             Vice President, Finance
                                             and Chief Financial Officer
                                                April 11, 1994


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                      Title                        Date
- -----------------             ---------------------         -------------
KENNETH G. FISHER             Chairman of the Board
Kenneth G. Fisher             Chief Executive Officer       April 11, 1994

ROWLAND H. THOMAS, JR.        President and Chief
Rowland H. Thomas, Jr.        Operating Officer and
                              Director                      April 11, 1994
C. DAVID FERGUSON
C. David Ferguson             Director                      April 11, 1994

ROBERT J FEDOR
Robert J. Fedor               Director                      April 11, 1994

DANIEL 0. ANDERSON
Daniel O. Anderson            Director                      April 11, 1994

T. MARK MORLEY                Vice President, Finance
T. Mark Morley                and Chief Financial Officer   April 11, 1994

KENNETH S. SILVESTEIN
Kenneth S. Silverstein        Corporate Controller          April 11, 1994

(a)3.        Index to Exhibits.

The exhibit numbers in the following index correspond to the numbers assigned to such exhibits in the Exhibit Table of
Item  601  of Regulation S-K.

Exhibit No.                   Description
  3.1         Certificate  of  Incorporation of the  Company,  as
               amended (incorporated herein by reference to the Company's Form 10-K for the year ended December
               31, 1990)

  3.1a        Amendment   to  the  Certificate  of  Incorporation
               filed with the Delaware Secretary of State on March 26, 1992 (incorporated herein by reference to Exhibit 3.1a to the Company's Form 10-K for the year ended December 31, 1991).

  3.2         By-laws  of  the  Company, as amended (incorporated
               herein   by  reference  to  Exhibit  3.2  to   the
               Company's  Form  l0-K for the year ended  December
               31, 1989).

  *3.3        Amendment   to  the  Certificate  of  Incorporation
               dated September 30, 1993 increasing the number  of
               authorized  common  shares  from  120,000,000   to
               150,000,000.

  4.1         Articles  NINTH  and  TENTH of the  Certificate  of
               Incorporation of the Company, as amended, and Certificates of Stock Designation relating, respectively, to the Company's Series A Convertible Participating Preferred Stock, Series B Convertible Preferred Stock and Series C Redeemable Preferred Stock (see Exhibit 3.1). Incorporated herein by reference to the Company's Form 10-K for the year ended December 31,1990.

  4.2          Article  1  of  the  By-laws of  the  Company,  as
               amended  (incorporated  herein  by  reference   to
               Exhibit  3.2  to the Company's Form 10-K  for  the
               year ended December 31,1989).

   4.3        Certificate  of Stock Designation relating  to  the
               Company's Series D Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.3 to the Company's Form 10-K for the year ended December 31,1992).

  *4.4        Certificate  of Stock Designation relating  to  the
               Company's Series E Convertible Preferred Stock.

  10.1        The  Company's 1983 Incentive Stock Option Plan, as
               amended  (incorporated  herein  by  reference   to
               Exhibit  28.1  to the Company's Form S-8/Form  S-3
               Registration Statement No. 33-34171).

  10.2        The   Company's  1985  Non-Qualified  Stock  Option
               Plan, as amended (incorporated herein by reference to Exhibit 28.2 to the Company's Form S-8/Form S-3
               Registration Statement No. 33-34171).

  10.3        The   Company's  1990 Employee Stock Purchase  Plan
               as  amended  (incorporated herein by reference  to
               the   Company's  Form  S-8/Form  S-3  Registration
               Statement No. 33-72458).

  10.4        Form  of  Promissory  Note and  Pledge  and  Escrow
               Agreement between the Company and Mr. DiNanno (incorporated herein by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended October 25, 1986).

  10.5        Form   of  Indemnification  Agreement  between  the
               Company and its executive officers (incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-K for the year ended December 31, 1989).

  10.6        Purchase  Agreement  dated as of  March  20,  1989,
               among the Company, Gould Inc. and certain subsidiaries of Gould Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Form 8-K filed with the Commission on May 12, 1989, as amended by Form 8-S filed July 11, 1989 and February 7, 1990), as amended by an Agreement dated August 1, 1989, among the Company, Gould Inc. and Kenneth G. Fisher (incorporated herein by reference to Exhibit 10.8b to the Company's Form 10-K for the year ended December 31, 1989).

  10.7a       Master  Purchase  Agreement dated as  of  September
               10, 1992, between the Company, Gould Inc. and EFI International Inc. (incorporated herein by reference to Exhibit 10.7a to the Company's Form 10-K for the year ended December 31,1992).

  *10.7b      Master  Purchase Agreement dated as of February  3,
               1994  between  the  Company and Gould  Electronics
               Inc.

  10.8        Intellectual  Property License Agreement  dated  as
               of January 28, 1991, among the Company, Encore Computer U.S., Inc. ("Encore U.S.") and Gould Inc. (incorporated herein by reference to Exhibit 10.9 of the Company's Form 10-K for the year ended December 31, 1990.

  10.9a First Amendment to Amended and Restated Stockholder's Agreement among the Company, Gould Inc. and Kenneth G. Fisher dated March 31, 1992 (incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1991).

  *10.9.b Third Amendment to Amended and Restated Stockholders Agreement among the Company, Gould Electronics Inc. as assignee of Gould Inc. and Indian Creek Capital, Ltd as assignee of Kenneth G. Fisher dated February 3, 1994.

   10.9c Amended and Restated Registration Agreement dated September 10, 1992, among Kenneth G. Fisher and his permitted transferees, the Company and Gould Inc. (incorporated herein by reference to Exhibit 10.9b to the Company's Form 10-K for the year ended December 31, 1992).

   10.9d     Second Amendment to Amended and Restated Stockholders
             Agreement among the Company, Gould Inc. and Kenneth G.
             Fisher dated September 10, 1992 (incorporated herein
	            by reference to Exhibit 10.9c to the Company's Form 10-K
             for the year ended December 31, 1992).

   10.9e Amended Agreement to the Revolving Loan Agreement among the Company and Gould Inc. and the Term Loan Agreement among the company and Gould Inc. dated April 12, 1993 (incorporated herein by reference to Exhibit 10.9d to the Company's Form 10-K for the year ended December
             31, 1992).

  *10.9f Third Amended and Restated Registration Agreement dated February 3, 1994, among the Company, Gould Electronics Inc. as assignee of Gould Inc. and Indian Creek Capital, Ltd. as assignee of Kenneth G. Fisher.

   10.11 Series B Convertible Stock Purchase Agreement dated January 28, 1991, between the Company and the Purchasers named therein (incorporated herein by reference to the Company's Form 10-K Exhibit 10.12 for the year ended December 31, 1990).

   10.12 Acknowledgement of Cancellantion of Debt between the Company and EFI International Inc. dated September 10, 1992 (incorporated herein by reference to Exhibit
             10.12 to the Company's Form 10-K for the year ended December 31, 1992).

  *10.12a Acknowledgement of Cancellation of Debt between the Company and Gould Electronics Inc. dated February 3, 1994.

   10.13 Revolving Loan Agreement dated as of January 28, 1991, between the Company and Gould Inc. (incorporated herein by reference to the Company's Form 10-K Exhibit 10.13 for the year ended December 31, 1990).

   10.13b Agreement to amend the Loan Agreement dated March 31, 1992 between the Company and Gould Inc. (incorporated herein by reference to the Company's Form 10-K Exhibit 10.13b for the year ended December 31, 1991).

   10.13c The Amended and Restated Revolving Loan Agreement dated March 31, 1992 between Encore Computer Corporation and Gould Inc. (incorporated herein by reference to the Company's Form 10-K Exhibit 10.13c for the year ended December 31, 1991).

   10.13d The Second Amended and Restated Revolving Loan Note dated March 31, 1992 between Encore Computer Corporation and Gould Inc. (incorporated herein by reference to the Company's Form 10-K Exhibit 10.13d for the year ended December 31, 1991).

   10.13e The Renewal Term Notes dated March 31, 1992 between Encore Computer Corporation and Gould Inc. (incorporated herein by reference to the Company's Form 10-K Exhibit 10.13e for the year ended December 31, 1991).

   10.13f Agreement to amend the Loan Agreement dated October 5, 1992 between the Company and Gould Inc. (incorporated herein by reference to Exhibit 10.13f to the Company's Form 10-K for the year ended December 31, 1992).

  *10.13g Amended Loan Agreement and related letter agreement dated April 11, 1994 between the Company and Gould Electronics Inc.

   10.14 Amended and Restated General Security Agreement dated as of January 28, 1991, among the Company, Encore U.S. and Gould Inc. (incorporated herein by reference to the Company's Form 10-K Exhibit 10.14 for the year ended December 31, 1990).

   10.15a Agreement of Encore Computer Corporation to Assign The Industrial Bank of Japan, Limited subordinated loan agreement to EFI International Inc. dated March 27, 1992 (incorporated herein by reference to the Company's
             Form 10-K Exhibit 10.15a for the year ended December
             31, 1991).

   10.15b Letter Agreement between Encore Computer Corporation and EFI International Inc. concerning the subordinated loan agreement dated March 31, 1992 (incorporated herein by reference to the Company's Form 10-K Exhibit 10.15b for the year ended December 31, 1991).

   10.16 Memorandum of Agreement dated November 8, 1991 between Encore Computer Corporation and Worchester Polytechnic Institute to assign certain sales proposals to Worchester Polytechnic Institute (incorporated herein by reference to the company's Form 10-K Exhibit 10.16 for the year ended December 31, 1991).

  *10.17 Support Services Provider Agreement dated December 9, 1993 between Encore Computer Corporation and Halifax Corporation to subcontract certain customer service field maintenance activities to Halifax Corporation.

  *10.18 Amendment No. 1 to Nonqualified Stock Option Agreement between Encore Computer Corporation and T. Mark Morley dated November 10, 1993.

  *10.19     Description of the Company's Corporate Executive
             Compensation Plan

  *11.0     Calculation of Earnings per Share

  *22.0     Subsidiaries of the Company.

  *24.1     Consent of Independent Public Accountants.

  *Filed herewith.