Form 10-Q
period 1994-04-03
ENCORE COMPUTER CORP /DE/
filed 1994-05-13
CIK 764037

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                               FORM 10-Q
       (Mark One)
       [  X  ]   QUARTERLY REPORT PURSUANT TO
                 SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 3, 1994

                             OR

       [      ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ________ to _______.

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

                     Title of each class

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


 The number of shares outstanding of the registrant's only class of Common Stock as of April 29, 1994 was 32,798,905.

 Exhibit 11 is located on page 20.

                 Encore Computer Corporation



                            Index
                                                              Page
Part I    FINANCIAL INFORMATION

Item 1    Condensed Consolidated Financial Statements           3

          Notes to Condensed Consolidate Financial Statements   8

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                  14

Part II   OTHER INFORMATION                                    18

Signature Page                                                 19

Exhibit 11    Computation of Loss Per Share                    20

ENCORE COMPUTER CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands except per share data)


                                                  Three Months Ended
                                                  ------------------
                                          April 3,                April 4,
                                            1994                    1993
                                         ---------               ---------
Net sales:
    Equipment                         $     8,862          $      14,813
    Service                                10,627                 13,606
                                      -----------          -------------
      Total                                19,489                 28,419
Costs and expenses:
    Cost of equipment sales                 5,420                  7,025
    Cost of service sales                   6,849                 11,013
    Research and development                6,444                  5,856
    Sales, general and administrative       8,886                 10,608
    Amortization of goodwill                    -                    415
                                           ------                 ------
      Total                                27,599                 34,917
                                           ------                 ------
Operating loss                             (8,110)                (6,498)

    Interest expense                         (873)                (1,213)
    Interest income                            12                     11
    Other (expense)/income, net                67                   (345)
                                           ------                -------
Loss before income taxes                   (8,904)                (8,045)

Provision for income taxes                      -                    300
                                           ------                -------
Net loss                              $    (8,904)         $      (8,345)
                                      ============         =============
Net loss attributable to
   common shareholders                $   (11,287)         $      (10,590)
                                      ============         ===============
Net loss per common share             $     (0.28)         $        (0.27)
                                      ============         ===============
Weighted average shares
   of common stock                         40,120                  38,615
                                      ===========          ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.


ENCORE COMPUTER CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands except share data)


                                                         April 3,         December 31,
                                                            1994                 1993
                                                        ---------          -------------
ASSETS
Current assets:
    Cash and cash equivalents                        $     1,639         $         3,751
    Accounts receivable, less allowances                  19,209                  16,555
    Inventories (Note B)                                  17,086                  17,764
    Prepaid expenses and other current
        assets                                             2,816                   3,047
                                                          ------                  ------
      Total current assets                                40,750                  41,117

Property and equipment, net                               36,983                  37,603
Capitalized software, net                                  4,859                   4,403
Other assets                                               1,257                     947
                                                     ------------           -------------
      Total assets                                  $     83,849           $      84,070
                                                     ============           ============
LIABILITIES AND SHAREHOLDERS' EQUITY
 (CAPITAL DEFICIENCY)
Current liabilities:
    Current portion of long term
       debt (Note D)                                $        201           $         197
    Accounts payable and accrued
       liabilities (Note C)                               34,916                  37,421
                                                          ------                  ------
      Total current liabilities                           35,117                  37,618

Long term debt - related parties
    (Note D)                                              26,872                 111,924
Long term debt - other (Note D)                              972                     995
Other liabilities                                           -                         93
                                                          ------                 -------
      Total liabilities                                   62,961                 150,630
                                                          ------                 -------

Commitments and contingencies

Shareholders' equity (capital deficiency)
  Preferred stock, $.01 par value;
   authorized 10,000,000 shares:
    Series A Convertible Participating
     Preferred, issued 73,641 shares in
     1994 and 1993                                             1                       1
    6% Cumulative Series B Convertible
     Preferred, issued 637,343 and 591,625
     in 1994 and 1993, respectively,
     with an aggregate liquidation
     preference of $63,734,300 and
     $59,162,500 in 1994 and 1993,
     respectively                                              6                       6
    6% Cumulative Series D Convertible
     Preferred, issued 975,242 and 905,283
     shares in 1994 and 1993, respectively,
     with an aggregate liquidation
     preference of $97,524,200 and
     $90,528,300 in 1994 and 1993,
     respectively                                              10                       9
    6% Cumulative Series E Convertible
     Preferred, issued 1,000,000 shares
     in 1994 with an aggregate liquidation
     preference of $100,000,000                                10                       -
  Common stock, $.01 par value; authorized
   150,000,000 shares; issued 32,788,198
   and 32,726,391 in 1994 and 1993,
   respectively                                                328                     327
Additional paid-in capital                                 304,291                 207,951
Accumulated deficit                                       (283,758)               (274,854)
                                                          --------                ---------
      Total shareholders' equity
       (capital deficiency)                                 20,888                 (66,560)
                                                        ------------           -------------
      Total liabilities and
       shareholders' equity (capital
       deficiency)                                    $     83,849           $      84,070
                                                       ============           =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

ENCORE COMPUTER CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

                                                           Three Months Ended
                                                      April 3,                April 4,
                                                        1994                    1993
                                                    ---------               ---------
Cash flows from operating activities:

Net loss                                       $     (8,904)          $      (8,345)
Adjustments to arrive at net cash
 used in operating activities:
    Depreciation and amortization                     2,564                   3,642

Net changes in operating assets and
 liabilities:
    Accounts receivable                              (2,654)                  1,977
    Inventories                                         677                     242
    Other current assets                                231                    (572)
    Other assets                                       (310)                    (29)
    Accounts payable and accrued
      liabilities                                    (4,578)                 (2,062)
    Other liabilities                                   (93)                   (143)
                                                     --------                 -------
      Cash used in operating activities             (13,067)                 (5,290)
                                                    ---------                --------
Cash flows from investing activities:
    Additions to property and equipment              (1,862)                 (2,767)
    Capitalization of software costs                   (537)                   (533)
                                                     -------                 -------
      Cash used in investing activities              (2,399)                 (3,300)
                                                     -------                  ------
Cash flows from financing activities:
    Net borrowings under revolving loan
     agreements                                       13,304                   6,726
    Principal payments of long term debt                 (19)                    (53)
    Issuance of common stock                              69                      49
                                                      ------                   ------
     Cash provided by financing
       activities                                     13,354                   6,722
                                                      ------                   ------

Net decrease in cash and cash equivalents             (2,112)                 (1,868)

Cash and cash equivalents, beginning                   3,751                   4,806
                                                      ------                   ------
Cash and cash equivalents, ending               $      1,639          $        2,938
                                                ============          ==============


The accompanying notes are an integral part of the condensed consolidated financial statements.

ENCORE COMPUTER CORPORATION
Condensed Consolidated Statements of Cash Flows


Supplemental disclosure of cash flow information (in thousands):

                                                Three Months Ended
                                                ------------------
                                              April 3,         April 4,
                                                1994              1993
                                             ---------        ---------
    Cash paid during the period for
     interest                             $  1,535          $   4,113
    Cash paid during the period for
     income taxes                                3                314


Supplemental schedule of non-cash investing and financing activities:

  A. On February 4, 1994, the Company exchanged $100,000,000 of indebtedness, for preferred stock. Refer to Note E of Notes to Condensed Consolidated Financial Statements.



The accompanying notes are an integral part of the condensed consolidated financial statements.

ENCORE COMPUTER CORPORATION
Condensed Statement of Shareholders' Equity (Capital Deficiency)
Three Months Ended April 3, 1994
(in thousands except share data)
(Unaudited)



                                                Preferred Stock
                      ------------------------------------------------------------------------
                                Series A          Series B          Series D          Series E
                                        Par               Par               Par                Par
                             Shares    Value   Shares    Value   Shares    Value   Shares     Value
                             ------   -------  -------    ----   -------   ----   -------    ------
Balance 12/31/93             73,641  $    1    591,625  $   6    905,283  $   9       -      $   -
Common stock options
  exercised, $.625 to
  $2.00 per share

Issuance of Series E
  Convertible Preferred
  Stock                                                                           1,000,000     10

Dividends issued to
 Preferred Stockholders
 in shares of Series B                           45,718      -

Dividends issued to
 Preferred Stockholders
 in shares of Series D                                            69,959      1

Net loss
                             ------  ------   -------    ----    ------   -----   ---------  -----
Balance 4/3/94               73,641  $    1   637,343    $  6    975,242  $  10   1,000,000  $  10
                             ======  ======   =======    ====    =======  =====   =========  =====

( This table is continued below)

(Continued from above)
ENCORE COMPUTER CORPORATION
Condensed Statement of Shareholders' Equity (Capital Deficiency)
Three Months Ended April 3, 1994
(in thousands except share data)
(Unaudited)

                               Common Stock                                    Shareholders'
                                                     Additional                       Equity
                                           Par         Paid-in       Accumulated    (Capital)
                              Shares       Value       Capital        Deficit       Deficiency
                              ------       -----     ----------      -----------  ------------
Balance 12/31/93              32,726,391   $  327   $   207,951      $ (274,854)  $   (66,560)

Common stock options
  exercised, $.625 to
  $2.00 per share                 61,807        1            68                            69

Issuance of Series E
   Convertible Preferred
   Stock                                                 96,273                        96,283

Dividends issued to
   Preferred
  Stockholders in shares of
   Series B                                                  -                              -

Dividends issued to
  Preferred
  Stockholders in shares of
  Series D                                                   (1)                            -

Net loss                                                                 (8,904)       (8,904)
                              ---------    ------   -----------      -----------  ------------
Balance 4/3/94                32,788,198     328       304,291         (283,758)       20,888
                              ==========   ======   ===========     ============  ============

The accompanying notes are an intergral part of the condensed consolidated financial statements.

Encore Computer Corporation
Notes to Condensed Consolidated Financial Statements

A. Summary of Significant Accounting Policies

Basis of Presentation and Other Matters

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Encore Computer Corporation ("Encore" or the "Company") in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1993.

The condensed consolidated financial statements, in the opinion of the Company, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods. All adjustments made during the interim period are normal recurring adjustments. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal years.

Per Share Data

Per share data is calculated based upon the weighted average number of shares of common stock and common stock equivalents outstanding. In fiscal periods which report net losses, the calculation does not include the effect of common stock equivalents such as stock options since the effect on the amounts reported would be antidilutive. Series A Convertible Participating Preferred Stock has been considered common stock (on an assumed converted basis) for purposes of income (loss) per share calculations. The Series B Convertible Preferred Stock ("Series B"), Series D Convertible Preferred Stock ("Series D") and Series E Convertible Preferred Stock ("Series E") have been determined to be common stock equivalents but are not included in the weighted average number of shares of common stock and equivalents because the effect would be antidilutive for the periods presented.

Since January 1993, the Company has reported a capital deficiency and has been precluded from paying dividends on its preferred
stock.   Accordingly, the normal  quarterly  dividends payable
January  15,  1994  for  the period  of October 15, 1993 to
January 15, 1994 on the  Series  B and   Series  D  in  the  amounts
of $941,800 and $1,441,200, respectively, were accumulated by the Company. These dividends were included in the computation of the loss per common share for the period ended April 3, 1994. For the three month period ended April 4, 1993, the Company also accumulated dividends on the Series B and Series D. In computing the loss per common share, these dividends increased the 1993 loss as reported for the per common share calculation by $2,245,200.

On February 4, 1994, the Company completed an exchange of Series E Convertible Preferred Stock ("Series E") for indebtedness owed. Following the exchange, the Company reported a capital surplus and was able to pay all dividends previously accumulated which it did in additional shares of preferred stock.

On   April 15, 1994, dividends payable for the period of  January
15, 1994 to April 15, 1994 on the Series B and Series D of $955,900 and $1,462,800, respectively and dividends payable on the Series E for the period of February 5, 1994 through April 15, 1994 of $1,180,000 were paid in additional shares of preferred stock.

B. Inventories

Inventories consist of the following (in thousands):
                                     April 3,         December 31,
                                        1994             1993
                                    --------         --------
Purchased parts                    $   7,390        $   4,660
Work in process                        6,134            9,618
Finished goods                         1,277            1,065
Loaned computer equipment
  and consignment inventory            2,285            2,421
                                    --------         --------
                                    $ 17,086         $ 17,764
                                    ========         ========


C. Accounts Payable and Accrued Liabilities;

Accounts payable and accrued liabilities consist of the following
(in thousands):
                                         April 3,     December 31,
                                            1994            1993
                                        ---------     ----------
Accounts payable                        $   9,669     $  10,805
Accrued salaries and benefits               5,623         5,357
Accrued restructuring costs                 7,885        10,974
Accrued interest                            1,393           682
Accrued taxes                               3,944         3,545
Deferred income,
  principally maintenance contracts         2,417         1,563
Other accrued expenses                      3,985         4,495
                                        ---------     ----------
                                        $  34,916     $  37,421
                                        =========     =========


D.  Debt

Debt consists of the following (in thousands):;
                                                     April 3,   December 31,
                                                        1994        1993
                                                  ------------  -----------
Debt to unrelated parties:
- -----------------------------
Mortgages payable and capital
  lease obligations                                $     1,173  $     1,192
Less:
  Current portion                                          201          197
                                                   -----------  -----------
      Total long term debt to unrelated parties    $       972  $       995
                                                   ===========  ===========
 Long-term debt to related parties:
- -----------------------------------
  Revolving loan agreement with
     Gould Electronics Inc.                             25,450  $    61,924

  Accrued interest on revolving loan agreement
  with Gould Electronics Inc.                            1,422         -

  Term Loan with Gould Electronics Inc.                     -        50,000
                                                        ------      -------
  Total debt to related parties                     $   26,872   $  111,924
                                                    ==========   ===========


Related Party Transactions

The Company, Japan Energy Corporation ("Japan Energy") and its subsidiaries Gould Electronics Inc. ("Gould") and EFI
International Limited ("EFI") are related parties due to the significant financial interests of Gould and EFI in the Company. As discussed in more detail in Note E of the Notes to Condensed Consolidated Financial Statements, on February 4, 1994, the
Company and Gould completed an exchange of indebtedness for preferred stock. Upon completion of the transaction assuming full conversion of their holdings, Gould and EFI beneficially owned 50.2% and 20.9%, respectively. Additionally as described below, during 1994 and 1993, the Company has had various debt agreements with Gould.

Total interest expense on indebtedness to Gould for the three months ended April 3, 1994 and April 4, 1993 was $798,000 and
$1,225,000, respectively.

In addition to the loans described above, amounts currently due to Gould at April 3, 1994 and December 31, 1993, included accrued interest of
$15,000 and $677,000, respectively.

Revolving Loan Agreements

Since 1989, Gould has provided the Company with its revolving credit facility. Borrowings under the revolving loan agreement are collateralized by substantially all of Encore's tangible and intangible assets and the agreement contains various covenants including maintenance of cash flow, leverage and tangible net worth ratios and limitations on capital expenditures, dividend payments and additional indebtedness. Interest is equal to the prime rate plus 1% (7.25% at April 3, 1994) and is payable monthly in arrears.

Effective April 1, 1993, the Company and Gould agreed to increase the amount available under the then existing revolving credit facility from $15,000,000 to $35,000,000 and to extend its maturity until April 16, 1994, under essentially the same terms and conditions as the original agreement. Additionally, Gould provided the Company with waivers of compliance with the covenants contained in the agreement through the end of the first fiscal quarter of 1994.

Due  to the operating losses incurred during 1993, the  Company  had
exceeded   the maximum borrowing amount of its  revolving  line  of
credit.   Gould allowed the  Company  to  borrow
funds  in  excess of the agreement's maximum limit  to  fund  its
daily  operations.   At  December 31, 1993 and April 3, 1994 borrowings
under  the agreement were $61,924,000 and $69,134,000, respectively.

On  February  4, 1994, the Company and Gould agreed  to  exchange
$100,000,000 of indebtedness owed to Gould by the Company for Series E convertible preferred stock with a liquidation preference of $100,000,000. $50,000,000 of the debt exchanged
was  indebtedness  under  the revolving loan  agreement.   Upon
completion of the exchange, borrowings under the revolving loan agreement on February 4, 1994 were $19,134,000. Then, on April 11, 1994, the Company and Gould agreed to increase the maximum borrowing limit of the revolving credit facility to $50,000,000 and to extend its maturity date to April 16, 1996. All other terms and conditions of the revolving loan agreement were essentially unchanged except certain financial covenants contained in the agreement were modified to more closely reflect the Company's current financial position. Because of the 1994 refinancing, the revolving credit facility was classified as a long-term obligation at both April 3, 1994 and December 31, 1993. It is unlikely that prior to the time the Company returns to a state of continued profitability it will be able to generate the levels of cash through operations necessary to meet the on-going needs of the business. Since 1989, Japan Energy and Gould has been the exclusive source of financing for the Company through various loans and loan guarantees and, substantially all assets of the Company collateralize these loans. Until business conditions improve, it is not anticipated the Company will be able to secure additional funding from unrelated parties. Accordingly, Encore is dependent on the continued financial support of Japan Energy and Gould.


Term Loan

In 1992, the Company and Gould agreed to convert $50,000,000 of indebtedness incurred under the revolving loan agreement into a two year Term Loan with a maturity date of March 31, 1994. The Term Loan due to Gould provided for interest at a rate equal to the prime lending rate plus 1% (7.0% at December 31, 1993). The terms and conditions of the loan were similar to those of the revolving loan agreement described above. The loan was collateralized by substantially all of Encore's tangible and intangible assets and contains various covenants, including maintenance of cash flow, leverage, and tangible net worth ratios and limitations on capital expenditures, dividend payments and additional indebtedness.

On April 12, 1993, the Company and Gould agreed to extend the maturity date of the loan to April 2, 1995. Additionally, Gould agreed to provide the Company with waivers of compliance with the covenants contained in the agreement through the end of the first fiscal quarter of 1994.

On February 4, 1994, the Company and Gould agreed to cancel the indebtedness owed by the Company to Gould under the Term Loan agreement in exchange for Series E convertible preferred stock. In light of the 1994 recapitalization and refinancing, the term loan was classified as a long term obligation at December 31, 1993.


E.  Shareholders Equity

On February 4, 1994, Gould exchanged its $50,000,000 term loan and $50,000,000 of its revolving credit loan for 1,000,000 shares of the Company's Series E Convertible Preferred Stock with a liquidation preference of $100,000,000 (See Note D).

The principal terms of the Series E are:

(i) The Series E is senior in liquidation priority to all other classes of the Company's preferred and common stock.

(ii) 6% cumulative annual dividend which the Company can elect to (a) pay in additional shares of Series E valued at its
liquidation   preference  until  shareholders'   equity   exceeds
$50,000,000; or (b) accumulate and pay in cash when shareholders' equity exceeds $50,000,000.

(iii)  a liquidation preference of $100 per share.

(iv) convertible, at the holder's option, into the Company's common stock at the liquidation preference divided by $3.25 per share (subject to potential adjustments for splits, etc.) only
(a) if the shareholder is a United States citizen or corporation or other entity owned in the majority by United States citizens or; (b) in connection with an underwritten public offering.

(v) convertible, at the Company's option in accordance with the conversion methodology described in (iv) above if the price of the common stock exceeds $3.90 per share for twenty consecutive days and (a) a buyer is contractually committed to purchase for at least $3.90 per share at least 50% of the shares into which all outstanding Series E would be converted or; (b) a buyer is contractually committed to purchase for at least $3.50 per share at least 75% of the shares into which all outstanding Series E would be converted.

(vi) non-voting, except for the right to approve actions adversely affecting the Series E.

Because of the related party nature of the transaction, the difference between the carrying amount of the indebtedness exchanged and the fair value of the securities issued and other consideration granted has been credited to additional paid-in capital. A summary of the financial effects of the transaction are as follows (in thousands):

Reduction of debt                                       $100,000
  Less:
     Par  value  of shares issued
      (1,000,000 shares at  $.01  par value)                 (10)
    Accrued transaction costs                               (700)
    Accrued interest on the remaining indebtedness
     under the revolving loan agreement for the
     remaining term of the agreement                      (3,017)
                                                        ---------
    Increase in additional paid-in capital              $ 96,273
                                                        =========

Upon completion of the refinancing, the Company reported a capital surplus and was able to pay all dividends accumulated since January 15, 1993 which it did immediately in additional shares of preferred stock.

Prior to the transaction, Japan Energy and its wholly owned subsidiaries beneficially owned 62.0% of the Company's outstanding common stock assuming the full conversion of all outstanding shares of its preferred stock. Upon completion of the transaction, their beneficial ownership increased to 71.1%.


F. Subsequent Events

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

Item 2

            Management's Discussion and Analysis
      of Financial Condition and Results of Operations
          for the Three Months Ended April 3, 1994
                         Compared to
              Three Months Ended April 4, 1993


RESULTS OF OPERATIONS:

Total net sales for the three month period of 1994 decreased by $8,930,000 or 31% compared to the same period of 1993. Declines from the 1993 three month period occurred in both equipment and service sales with equipment sales declining $5,951,000 or 40% and service sales declining $2,979,000 or 22%. During the first three months of 1994 as a percentage of total sales, equipment and service sales were 46% and 54%, respectively. In the comparable period of 1993, equipment and service sales as a percentage of total sales were 52% and 48%, respectively.

Despite the availability of Encore's new products such as the Infinity 90 (TM) and Encore 90 (TM) Families of products and continued enhancements to the Encore RSX (TM) product line, equipment sales decreased from prior years. This decline is due to the fact that certain of the Company's older products have reached the end of their life cycles and demand for new products based on an open systems architecture has not yet generated the levels of sales necessary to offset the declines realized in sales of older product lines.

The computer industry is strongly influenced by changes in microchip technology. Customers tend to purchase those products offering leading-edge implementations of the most currently available technology. In recent years, product demand has begun a migration from proprietary to open system architectures. Prior to 1992, the Company's principal product offerings were proprietary architectures whose core technology was developed in the early 1980s. While product enhancements have been made, the Company's older products lost some of their technological edge. Accordingly, the Company was increasingly less competitive selling into new, long-term programs in its traditional real-time markets. This has contributed to the continuing decline in net sales. Both the Infinity 90 and Encore 90 Families, based on new state of the art open systems technology, have been available for sale since 1992. However, the open systems computer market place is still in its infancy and data processing users are now just beginning to adopt this technology.

During the first quarter of 1994, the Company announced the Infinity SP (TM) product family. The Infinity SP leverages the
technology   of   the  Infinity  90  Series  by   combining   its
architectural elements with the specialized software necessary to provide a comprehensive set of data storage products designed to meet mainframe storage requirements. In connection with the product announcement, the Company reported it entered into a multi-year agreement with Amdahl Corporation ("Amdahl") in which Amdahl will distribute the Infinity SP under its private brand.
As Amdahl sales efforts ramp up in the second half of the year, the Company should begin to realize significantly increased levels of equipment sales.

1994 service revenues have also declined from the prior year reflecting the effect of the Company's prolonged decline in system sales on the service business as well as the continued price competitiveness of the marketplace. Because most of the Company's installed equipment base remains in use for several
years  after  installation  and  customers  generally  elect   to
purchase maintenance contracts for their systems while they are in service, the rate of decline in service revenues has lagged that of equipment revenues. Accordingly, since 1991 service revenues have become an increasingly larger portion on the Company's sales mix.

International sales for the period ended April 3, 1994 were $8,511,000 or 44% of total sales compared to sales of $10,634,000 or 37% of total net sales in the comparable period of 1993. The principal decreases have occurred in Western Europe. The European markets have been adversely affected by the same factors as the overall business, i.e. the effect of a prolonged product line transition combined with an overall general weakness in both the economy and the computer marketplace.

Cost of equipment sales for the three month period of 1994 decreased by $1,605,000 or 23% compared to the same period of 1993. Lower costs of equipment sales realized in the current period are due principally to the current period's lower sales volumes ($1,900,000), lower bad debt and warranty costs ($340,000) and certain lower fixed costs ($240,000) partially offset by price erosion experienced in certain product lines ($450,000) and increased costs of certain materials including memory chips ($425,000). Because of the price erosion and higher material costs as well as the inability to reduce fixed costs at the same rate as the decline in equipment sales, the cost of equipment sales increased as a percentage of equipment sales from 47% in the three month period of 1993 to 61% for the same period of 1994.

Cost  of  service  sales  for  the three  month  period  of  1994 decreased  by $4,164,000 or 38% when compared to the same  period of  1993.  The 1994 decrease is due principally to actions  taken during  1993 to reduce costs to levels more consistent  with  the
projected   business.   Among  the  most  significant  reductions
realized  are:  (i)  lower labor and employee  related  costs  of
$3,200,000 due to significantly lower 1994 headcount levels, (ii)
lower  office  rent of $300,000 as unprofitable  field  locations were  closed  or  consolidated and,  (iii)  lower  materials  and
supplies  as  a  result  of the lower 1994  revenue  levels.   In
connection  with  the  1994  labor  and  employee  related   cost
reductions,   the   worldwide   service   workforce   has    been
significantly  reduced  since the quarter  ended  April  4,  1993 resulting  in  the  lower 1994 expense levels.  Throughout  1993, international service operations headcount was reduced due to the
revenue   declines   experienced  in  the   real-time   business.
Domestically,  during  the fourth quarter of  1993,  the  Company entered into an agreement with Halifax Corporation ("Halifax") in which  the  Company  agreed to subcontract its equipment  service
business  to  Halifax.   The agreement, which  took  full  effect
during the three month period ended April 3, 1994, provides  that
Halifax will supply a large portion of the manpower necessary  to service  equipment under maintenance contract with  the  Company.
Accordingly,   domestic   service   operations   was   able    to
significantly reduce its workforce during the fourth quarter of 1993 and the first quarter of 1994. As a partial result of these actions service gross margins increased in 1994 to 36% from 19% in 1993.

Research and development expenses increased $588,000 in the first quarter of 1994 versus the same period of 1993.  The increase  in research and development spending during the 1994 period  is  due to  the  acceleration of efforts to finalize the  development  of certain  new product offerings including the Infinity SP  product
line.   As  a  percentage of net sales, research and  development
expenses  were  33% in 1994 compared to 21% for the corresponding
period  of  1993.   Both the increase in 1994  spending  and  the
decline  in  net sales contributed to this increase.   To  remain
competitive  in the marketplace, the Company must  continue  high
levels   of  research  and  development  expenditures.   While second
quarter 1994 research and development spending as a percentage of net sales will exceed that of the three month period ended April 3, 1994, it is expected that as sales increase this percentage should return to lower levels.


For the three months ended April 3, 1994, sales, general and administrative expenses decreased by $1,722,000 from the same period of 1993, due principally to lower headcount levels in 1994. During 1993, actions were taken to reduce the workforce to levels more consistent with planned business conditions. As a result, labor and employee related expenses were approximately $1,600,000 lower during the 1994 period. However, as a percentage of total net sales, sales, general and administrative expenses increased to 46% in the three months ended April 3, 1994 from 37% in the comparable period of 1993 due to lower sales volumes. The benefits realized through lower expenses were more than offset by the decline in net sales.

Interest expense for the first quarter of 1994 decreased $340,000 from the first quarter of 1993 due principally to lower debt levels resulting from the February 4, 1994 exchange of indebtedness for preferred stock with Gould. Other expense decreased $412,000 in the 1994 period due primarily to decreased foreign exchange losses incurred.

The  Company recorded a provision for income taxes for the  three months  ended April 3, 1994 and April 4, 1993 of $0 and $300,000,
respectively.    The   1993  provision  relates   to   profitable
operations of certain foreign subsidiaries.


LIQUIDITY AND CAPITAL RESOURCES:

Since 1989, the primary source of financing for the Company has been provided by Japan Energy and its wholly owned subsidiaries, Gould and EFI (the "Japan Energy Group"). The Japan Energy Group has provided the Company with its revolving credit facility, provided the Company with loan guarantees, refinanced subordinated debentures and entered into various exchanges of indebtedness for the Company's preferred stock. As discussed in more detail in Note D of Notes to Condensed Consolidated Financial Statements, as of February 4, 1994, assuming full conversion of their holdings in the Company's preferred stock, Gould and EFI beneficially own 50.2% and 20.9%, respectively of the Company's common stock.

Because of operating losses incurred, the Company reported a capital deficiency throughout 1993 and exceeded the maximum borrowing limit of the revolving loan agreement during the three month period ended October 3, 1993. At December 31, 1993 the Company had borrowed $61,924,000 under the agreement. During the fourth quarter of 1993, the Company initiated discussions with Gould to significantly recapitalize the Company. As discussed in Note D and E of Notes to the Condensed Consolidated Financial Statements, on February 4, 1994, the Company and Gould agreed to exchange the existing $50,000,000 term loan and $50,000,000 of borrowings under the revolving loan agreement for Series E Convertible Preferred Stock. Terms of the Series E are discussed in detail in Note E of the Notes to Condensed Consolidated Financial Statements. Additionally, on April 11, 1994, the terms of the revolving loan agreement were amended and restated to increase the amount available under the agreement to $50,000,000 and to extend the agreement's maturity date to April 16, 1996. All other terms and conditions of the agreement were essentially unchanged except certain financial covenants contained in the agreement were modified to more closely reflect the Company's current financial position.

It is unlikely that prior to the time the Company returns to a state of continued profitability it will be able to generate the levels of cash through operations necessary to meet the on-going needs of the business. Since 1989, Japan Energy and Gould have been the exclusive source of financing for the Company through various loans and loan guarantees with substantially all assets
of   the  Company  collateralizing  these  loans.   Until  business
conditions  improve, it is not anticipated the  Company  will  be
able   to  secure  additional  funding  from  unrelated  parties.
Accordingly, Encore is dependent on the continued financial support of Japan Energy and Gould.

During  the three month periods ended April 3, 1994 and April  4,
1993, the Company used cash in operating activities of $13,067,000 and $5,290,000, respectively. Among the significant uses of cash in the period ended April 3, 1994 were: (i) the net loss for the quarter (net of amortization and depreciation) of $6,340,000, (ii) the settlement of $3,089,000 of restructuring costs accrued at December 31, 1993 as well as a general decrease in accounts payable of $1,136,000 from December 31, 1993 and,
(iii) an increase in accounts receivable of $2,654,000. These uses of cash were partially offset by other improvements in working capital.

During the three month periods ended April 3, 1994 and April 4, 1993 expenditures for property and equipment were $1,862,000 and $2,767,000 respectively. For the same periods, expenditures for capitalized software were $537,000 and $533,000, respectively.

Cash provided through financing activities for the periods ended April 3, 1994 and April 4, 1993 was $13,354,000 and $6,722,000,
respectively. The principal source of financing has been through various loan agreements provided or guaranteed by Gould or Japan Energy. As discussed above, Gould has recently increased the amount available under the revolving loan agreement and the Company believes this should be sufficient to meet the needs of the business for the next twelve months.

The  majority  of  the cash on hand was at various  international
subsidiaries.   With  minor  exceptions,  all  cash   is   freely
remittable to the United States.

                 Part II - Other Information




Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits required by Item 601 of Regulation S-K
          Exhibit No. 11 - Statement re: computation of per share earnings. See page 20.

     (b)  Reports on Form 8-K
          During the quarter ended April 3, 1994, the Company filed a report on Form 8-K in connection with the exchange of Series E Convertible Preferred Stock for Indebtedness owed on February 4, 1994.

                 Encore Computer Corporation





                         Signatures
                   ----------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as the chief accounting officer and an officer of the registrant thereunto duly authorized.


                                        Encore Computer Corporation
Date:     May 9, 1994                        T. MARK MORLEY
                                             T. Mark Morley
                                          Vice President Finance
                                          Chief Financial Officer