Form 10-Q
period 1994-07-03
ENCORE COMPUTER CORP /DE/
filed 1994-08-17
CIK 764037

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549
                          FORM 10-Q
(Mark One)
[  X  ]          QUARTERLY REPORT PURSUANT TO
                 SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT
                 OF 1934 For the quarterly period ended July 3, 1994

                             OR

[      ]        TRANSITION REPORT PURSUANT TO
                SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT
                OF 1934 For the transition period from _____ to _____.

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

 The number of shares outstanding of the registrant's only class of Common Stock as of August 10, 1994 was 33,777,618.

 A list of all exhibits contained in this Form 10-Q is included on page 18.

                 Encore Computer Corporation



                            Index
                                                            Page
Part I    FINANCIAL INFORMATION

Item 1    Condensed Consolidated Financial Statements         3
          Notes to Condensed Consolidated
          Financial Statements                                8

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations      14

Part II   OTHER INFORMATION                                  18

Signature Page                                               19

Exhibit 11  Computation of Loss Per Share                    20

Exhibit 27  Financial Data Schedule                          21

ENCORE COMPUTER CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands except per share data)



                                    Three Months Ended       Six Months Ended
                                    July 3,     July 4,      July 3,    July 4,
                                     1994         1993         1994      1993
                                  --------      -------     -------    -------
Net sales:
 Equipment                        $ 12,901      $ 9,014    $ 21,763   $ 23,827
 Service                             9,435       13,327      20,062     26,933
                                  --------      -------    --------   --------
  Total                             22,336       22,341      41,825     50,760
                                   -------      -------    --------    -------

Costs and expenses:
 Cost of equipment sales             9,716        7,198      15,136     14,223
 Cost of service sales               6,384        9,707      13,233     20,720
 Research and development            7,848        5,289      14,292     11,145
 Sales, general and administrative   9,161       11,076      18,047     21,684
 Amortization of goodwill              -            276         -          691
 Restructuring costs                   -         12,843         -       12,843
                                  --------      -------     --------   --------
  Total                             33,109       46,389      60,708     81,306
                                   -------      -------     --------   --------

Operating loss                     (10,773)     (24,048)    (18,883)   (30,546)

 Interest expense                     (345)      (1,505)     (1,218)    (2,718)
 Interest income                        22           27          34         38
 Other (expense)/income, net           147         (336)        214       (681)
                                   --------      -------   --------    --------
Loss before income taxes            (10,949)     (25,862)   (19,853)   (33,907)

Provision for income taxes              -            120         -         420
                                    --------      -------   --------   --------
Net loss                          $ (10,949)   $ (25,982) $ (19,853) $ (34,327)
                                  ==========   ==========  ========== =========

Net loss attributable
 to common shareholders            $ (14,548)  $ (28,261) $ (25,835)  $(38,851)
                                   ==========   ========== ========== =========

Net loss per common share          $   (0.36)   $   (0.73)  $ (0.64)   $(1.00)
                                   ==========   ==========  ==========  =======

Weighted average shares of
 of common stock                       40,466     38,878     40,307     38,744
                                   ==========  ==========   =======    ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

ENCORE COMPUTER CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands except share data)

                                                       July 3,   December 31,
                                                         1994           1993
                                                     --------      --------
ASSETS
Current assets:
 Cash and cash equivalents                            $ 1,898      $  3,751
 Accounts receivable, less allowances                  20,719        16,555
 Inventories (Note B)                                  13,615        17,764
 Prepaid expenses and other current assets              2,372         3,047
                                                     --------      --------
  Total current assets                                 38,604        41,117

Property and equipment, net                            39,695        37,603
Capitalized software, net                               5,041         4,403
Other assets                                            1,147           947
                                                     --------      --------
  Total assets                                       $ 84,487      $ 84,070
                                                   ==========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY/
(CAPITAL DEFICIENCY)

Current liabilities:
 Current portion of long term debt (Note D)             $ 206         $ 197
 Accounts payable and accrued
  liabilities (Note C)                                 34,468        37,421
                                                       ------        ------
  Total current liabilities                            34,674        37,618

Long term debt, related parties (Note D)               37,544       111,924
Long term debt (Note D)                                   912           995
Other liabilities                                          -             93
                                                      --------      --------
  Total liabilities                                    73,130       150,630
                                                      --------      -------
Shareholders' equity/
 (capital deficiency)(Note E):
 Preferred stock, $.01 par value;
  authorized 10,000,000 shares:
   Series A Convertible Participating
    Preferred, issued 73,641
    shares in 1994 and 1993                                 1             1
   6% Cumulative Series B Convertible
    Preferred, issued 646,902 and 591,625
    in 1994 and 1993, respectively,
    with an aggregate liquidation preference
    of $64,690,200 and $59,162,500
    in 1994 and 1993, respectively                           6             6
  6% Cumulative Series D Convertible
   Preferred, issued 989,870 and 905,283
   in 1994 and 1993, respectively,
   with an aggregate liquidation preference
   of $98,987,000 and $90,528,300
   in 1994 and 1993, respectively                            10             9
  6% Cumulative Series E Convertible
   Preferred, issued 1,011,800
   in 1994 with with an aggregate liquidation
   preference of $101,180,000                                10             -
 Common stock, $.01 par value;
  authorized 150,000,000 shares;
  issued 33,776,873 and 32,726,391 in
  1994 and 1993, respectively                               338           327
 Additional paid-in capital                             305,699       207,951
 Accumulated deficit                                   (294,707)     (274,854)
                                                        --------      --------
  Total shareholders' equity (capital deficiency)        11,357       (66,560)
                                                        --------      --------
  Total liabilities and shareholders'
   equity (capital deficiency)                         $ 84,487      $ 84,070
                                                      ==========     =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

ENCORE COMPUTER CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

                                                   Six Months    Six Months
                                                        Ended         Ended
                                                       July 3,       July 4,
                                                         1994          1993
                                                    ----------    ----------
Cash flows from operating activities:
Net loss                                            $ (19,853)    $ (34,327)
Adjustments to arrive at net cash
 used in operating activities:
  Depreciation and amortization                         5,114         6,817
  Writedown of equipment                                  -           6,119
  Writedown of intangible assets                          -           2,628
Net changes in operating assets and liabilities:
 Accounts receivable                                   (4,164)        4,752
 Inventories                                            4,147        (1,158)
 Other current assets                                     675           (97)
 Other assets                                            (200)           61
 Accounts payable and accrued liabilities              (5,026)       (1,631)
 Other liabilities                                        (93)         (285)
                                                    ----------    ----------
  Cash used in operating activities                   (19,400)      (17,121)
                                                    ----------    ----------

Cash flows from investing activities:
 Additions to property and equipment                   (6,155)       (5,042)
 Capitalization of software costs                      (1,687)       (1,070)
                                                    ----------    ----------
  Cash used in investing activities                    (7,842)       (6,112)
                                                    ----------    ----------

Cash flows from financing activities:
 Net borrowings under revolving loan agreements        23,976         19,133
 Principal payments of long term debt                     (74)          (107)
 Preferred stock dividends paid                            (3)             -
 Issuance of common stock                               1,490            705
                                                   ----------    ----------
  Cash provided by financing activities                25,389         19,731
                                                   ----------     ----------

Net decrease in cash and cash equivalents              (1,853)        (3,502)

Cash and cash equivalents, beginning                    3,751          4,806
                                                   ----------     ----------
Cash and cash equivalents, ending                     $ 1,898        $ 1,304
                                                   ==========      =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

ENCORE COMPUTER CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)






Supplemental disclosure of cash flow information (in thousands):

                                                    Six Months    Six Months
                                                         Ended         Ended
                                                       July 3,       July 4,
                                                          1994         1993
                                                    ----------    ----------
 Cash paid during the period for interest             $ 2,953       $ 5,597
 Cash paid during the period for taxes                      9           429


Supplemental schedule of non-cash investing and financing activities:

  On February 4, 1994, the Company exchanged $100,000,000 of indebtedness, for preferred stock. Refer to Note E of Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ENCORE COMPUTER CORPORATION
Condensed Statement of Shareholders' Equity (Capital Deficiency)
Six Months Ended July 3, 1994
(in thousands except share data)
(Unaudited)
                                                                                         (continued below)
                                                                  Preferred Stock
                                         Series A          Series B          Series D          Series E
                                                 Par               Par               Par               Par
                                      Shares    Value   Shares    Value   Shares    Value   Shares    Value
                                      ------     ---    -------    ---    -------    ---   ---------  ----
Balance 12/31/93                      73,641     $ 1    591,625    $ 6    905,283    $ 9      -        $ -

Common stock options exercised,
 $.625 to $2.00 per share

Issuance of Series E Convertible
 Preferred Stock                                                                           1,000,000    10

Dividends issued to Preferred
 Stockholders in shares of Series B                      55,277      -

Dividends issued to Preferred
 Stockholders in shares of Series E                                                           11,800    -

Dividends issued to Preferred
 Stockholders in shares of Series D                                        84,587      1

Shares issued through employee
 stock purchase plan, at an average
 price of $2.3375 per share

Net loss
                                      ------     ---    -------    ---    -------    ---   ---------  ----
Balance July 3, 1994                  73,641       1    646,902      6    989,870     10   1,011,800   10
                                      ======     ===    =======    ===    =======    ===   =========  ====

                                                           (continued below)



ENCORE COMPUTER CORPORATION
Condensed Statement of Shareholders' Equity (Capital Deficiency)
Six Months Ended July 3, 1994
(in thousands except share data)
(Unaudited)

(Continued from above)





                                                    Common Stock                                Shareholders'
                                                                      Additional                   Equity
                                                    Par                Paid-in     Accumulated    (Capital
                                                   Shares    Value     Capital       Deficit     Deficiency)
                                                 ----------  -----    ---------    -----------  -----------
Balance 12/31/93                                 32,726,391  $ 327    $ 207,951    $ (274,854)  $ (66,560)

Common stock options exercised,
 $.625 to $2.00 per share                           847,509      9        1,006                     1,015

Issuance of Series E Convertible
 Preferred Stock                                                         96,273                    96,283

Dividends issued to Preferred
 Stockholders in shares of Series B                                           -          -

Dividends issued to Preferred
 Stockholders  in shares of Series E                                          -          -

Dividends issued to Preferred
 Stockholders in shares of Series D                                          (3)                       (2)

Shares issued through employee
 stock purchase plan,  at an average
 price of $2.3375 per share                         202,973      2          472                       474

Net loss                                                                              (19,853)    (19,853)
                                                 ----------  -----    ---------    -----------  -----------
Balance July 3, 1994                             33,776,873    338      305,699      (294,707)     11,357
                                                 ==========  =====    =========    ===========  ===========

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

The condensed consolidated financial statements, in the opinion of the Company, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods. All adjustments made during the interim period are normal recurring adjustments except for a one time charge recorded in the three month period ended July 4, 1993 associated with the restructuring of operations. The nature of the restructuring charge recorded is discussed in more detail in Note C below. The year-end condensed balance sheet data is derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal years.

Per Share Data
Per share data is calculated based upon the weighted average number of shares of common stock and common stock equivalents outstanding. In fiscal periods which report net losses, the calculation does not include the effect of common stock equivalents such as stock options since the effect on the amounts reported would be antidilutive. Series A Convertible Participating Preferred Stock has been considered common stock (on an assumed converted basis) for purposes of income (loss) per share calculations. The Series B Convertible Preferred Stock ("Series B"), Series D Convertible Preferred Stock ("Series D") and Series E Convertible Preferred Stock ("Series E") have been determined to be common stock equivalents but are not included in the weighted average number of shares of common stock and equivalents or in the calculation of net loss per share for the periods presented because the effect would be antidilutive.

For the three and six month periods ended July 3, 1994, the Company paid dividends in additional shares of preferred stock on the Series B, Series D and Series E of $3,598,700 and $5,981,700, respectively. For the three and six month periods ended July 4, 1993, because it reported a capital deficiency, the Company accumulated dividends on the Series B and Series D of $2,278,800 and $4,524,000, respectively. In computing the loss per common share, these dividends increased the loss for the periods as reported for the per common share calculation shown in Exhibit 11.

On July 15, 1994, dividends of $3,972,700 payable on the Series
B, Series D and Series E for the period of April 16, 1994 to July
15, 1994 were paid by the Company in additional shares of preferred stock.


B. Inventories
Inventories consist of the following (in thousands):
                                       July 3,    December 31,
                                         1994           1993
                                     --------      ---------
Purchased parts                      $  6,452       $  4,660
Work in process                         6,049          9,618
Finished goods                            469          1,065
Loaned computer equipment
  and consignment inventory               645          2,421
                                     --------      ---------
                                     $ 13,615       $ 17,764
                                     ========      =========


C. Accounts Payable and Accrued Liabilities;
Accounts payable and accrued liabilities consist of the following
(in thousands):
                                       July 3,    December 31,
                                         1994           1993
                                     --------      ---------
Accounts payable                   $   10,193     $  10,805
Accrued salaries and benefits           5,620         5,357
Accrued restructuring costs             6,767        10,974
Accrued interest                        1,400           682
Accrued taxes                           3,802         3,545
Deferred income,
  principally maintenance contracts     2,130         1,563
Other accrued expenses                  4,556         4,495
                                     --------      ---------
                                   $   34,468     $  37,421
                                     ========      =========

During the three months ended July 4, 1993, the Company incurred restructuring costs of $12,843,000. In this connection, based on sales volumes that were significantly less than expected, the Company initiated plans to restructure operations and provided for costs relating to: (i) the recognition of the permanent impairment in value of certain fixed assets employed in the support of real-time product sales; (ii) the write off of the remaining carrying value of goodwill originally recorded in connection with the 1989 acquisition of the Gould Electronics Inc., Computer Systems Business (Gould Electronics Inc. was formerly known as Gould Inc.); and (iii) severance, outplacement and other costs to be incurred in connection with a 10% reduction in workforce.


D.  Debt
Debt consists of the following (in thousands):;
                                                   July 3,  December 31,
                                                     1994         1993
                                                 --------   -----------
Debt to unrelated parties:
Mortgages payable and capital
  lease obligations                              $  1,118    $  1,192
Less:
  Current portion                                     206         197
                                                 --------   -----------
      Total long term debt to unrelated parties  $    912    $    995
                                                 ========   ===========

Long-term debt to related parties:
  Revolving loan agreement with
     Gould Electronics Inc.                      $ 36,464    $ 61,924
  Accrued interest on revolving loan
     agreement with Gould Electronics Inc.          1,080        -
  Term Loan with Gould Electronics Inc.               -        50,000
                                                 --------   -----------
      Total long-term debt to related parties   $  37,544    $111,924
                                                 ========   ===========

Related Party Transactions
The Company, Japan Energy Corporation ("Japan Energy") and its subsidiaries Gould Electronics Inc. ("Gould") and EFI
International Limited ("EFI") are related parties due to the significant financial interests of Gould and EFI in the Company. As discussed in more detail in Note E of the Notes to Condensed Consolidated Financial Statements, on February 4, 1994, the
Company and Gould completed an exchange of indebtedness for preferred stock. Upon completion of the transaction assuming full conversion of their holdings into common stock, Gould and EFI beneficially owned 50.2% and 20.9%, respectively. Additionally as described below, during 1994 and 1993, the Company has had various debt agreements with Gould.

Total interest expense on indebtedness to Gould for the three and six month periods ended July 3, 1994 amounted to $298,000 and $1,095,000, respectively. Interest expense on indebtedness to Gould for the three and six month periods ended July 4, 1993 amounted to $1,389,000 and $2,614,000, respectively.

In addition to the loans described above, amounts currently due to Gould at July 3, 1994 and December 31, 1993, consisted principally of accrued interest and amounted to $25,000 and $677,000 respectively. In connection with the February 4, 1994 exchange of indebtedness for preferred stock discussed below and in Note E, the Company accrued interest on the then outstanding balance of the revolving loan agreement. At July 3, 1994, $1,373,000 remained accrued and classified as an accrued expense at July 3, 1994.

Revolving Loan Agreement
Since 1989, Gould has provided the Company with its revolving credit facility. Borrowings under the revolving loan agreement are collateralized by substantially all of Encore's tangible and intangible assets and the agreement contains various covenants including maintenance of cash flow, leverage and tangible net worth ratios and limitations on capital expenditures, dividend payments and additional indebtedness. Interest is equal to the prime rate plus 1% (8.25% at July 3, 1994) and is payable monthly in arrears.

Due to the operating losses incurred during 1993 the Company exceeded the $35,000,000 then maximum borrowing amount of its revolving line of credit. Gould, however, allowed the Company to borrow funds in excess of the agreement's maximum limit to fund its daily operations. At December 31, 1993, borrowings under the agreement were $61,924,000.

On  February  4, 1994, the Company and Gould agreed  to  exchange
$100,000,000  of  indebtedness owed to Gould by the  Company  for
Series   E   convertible  preferred  stock  with  a   liquidation
preference  of  $100,000,000.  $50,000,000 of the debt  exchanged
was  indebtedness  under  the  revolving  loan  agreement.   Upon
completion of the exchange, borrowings under the revolving loan agreement on February 4, 1994 were $19,134,000. Then, on April 11, 1994, the Company and Gould agreed to increase the maximum borrowing limit of the revolving credit facility from $35,000,000 to $50,000,000 and to extend its maturity date to April 16, 1996. All other terms and conditions of the revolving loan agreement were essentially unchanged except certain financial covenants contained in the agreement were modified to more closely reflect the Company's current financial position. Because of the 1994 refinancing, the revolving loan agreement is classified as a long-term obligation at both July 3, 1994 and December 31, 1993.

As  of August 16,  1994,  borrowings  under  the  revolving  loan agreement  were  $47,200,000  or  $2,800,000  below  the  maximum
allowed  under  the terms of the credit facility.   Given  recent
demand for the Company's Infinity SP(TRADEMARK) and product delivery schedules requested by Amdahl under its distribution agreement with  the  Company,  Encore will have  to  increase  its  current investment  in  working capital, particularly  in  the  areas  of inventory  and accounts receivable.  While some of this  increase may  be  offset by increased accounts payable, on  a  short  term basis,  it is likely that a significant portion of the investment
will  need to be provided through financing activities.   Amounts
remaining  under the revolving loan agreement are not  sufficient
to   meet   this  need.   Accordingly,  the  Company  has   begun
discussions with the Japan Energy Group regarding its need for additional financing.

Over the short term, and until the time the Company returns to a state of continued profitability, Encore will be unable to generate the levels of cash through operations necessary to meet the on-going needs of the business. It is unlikely the Company will be able to secure sufficient financing from sources other than the Japan Energy Group. Should the Japan Energy Group be unwilling to provide the Company with additional financing as it is required, the Company could experience a severe liquidity crisis and its ability to meet its customers ordering requirements on a timely basis may be jeopardized.

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

On February 4, 1994, the Company and Gould agreed to cancel the indebtedness owed by the Company to Gould under the Term Loan agreement in exchange for Series E convertible preferred stock. In light of this transaction, the term loan was classified as a long term obligation at December 31, 1993.


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

(v) convertible, at the Company's option in accordance with the conversion methodology described in (iv) above if the price of the common stock exceeds $3.90 per share for twenty consecutive days and (a) a buyer is contractually committed to purchase for at least $3.90 per share at least 50% of the shares into which all outstanding Series E would be converted; or (b) a buyer is contractually committed to purchase for at least $3.50 per share at least 75% of the shares into which all outstanding Series E would be converted.

(vi) non-voting, except for the right to approve actions adversely affecting the Series E.

Because of the related party nature of the transaction, the difference between the carrying amount of the indebtedness exchanged and the fair value of the securities issued and other consideration granted has been credited to additional paid-in capital. A summary of the financial effects of the transaction are as follows (in thousands):

Reduction of debt                                    $100,000
  Less:
     Par  value  of shares issued
     (1,000,000 shares at  $.01  par value)               (10)
    Accrued transaction costs                            (700)
    Accrued interest on the remaining indebtedness
     under the revolving loan agreement for the
     remaining term of the agreement                   (3,017)
                                                     ---------
    Increase in additional paid-in capital           $ 96,273
                                                     ========

Upon completion of the refinancing, the Company reported a capital surplus and was able to pay all dividends accumulated since January 15, 1993 which it did immediately in additional shares of the appropriate classes of preferred stock.

Prior to the transaction, Japan Energy and its wholly owned subsidiaries beneficially owned 62.0% of the Company's outstanding common stock assuming the full conversion of all outstanding shares of its preferred stock. Upon completion of the transaction, their beneficial ownership increased to 71.1%.

Item 2.
           Management's Discussion and Analysis of
        Financial Condition and Results of Operations


                   Results of Operations:

           Three and Six months ended July 3, 1994
                         Compared to
           Three and Six Months ended July 4, 1993


Total net sales for the three and six month periods of 1994 were $22,336,000 and $41,825,000, respectively compared to those for the three and six month periods of 1993 of $22,341,000 and $50,760,000, respectively. For the six month period ended July 3, 1994, domestic and international sales have declined 12% and 26%, respectively from the prior year. For this same period, domestic sales represent 62% of total sales compared to 58% for the comparable period of 1993.

During the six month period ended July 3, 1994 equipment sales have declined by $2,064,000 or 9% and service sales have declined $6,871,000 or 26% from the same period of 1993. However, for the three months ended July 3, 1994, equipment sales increased from the comparable 1993 period by $3,887,000 or 43% to $12,901,000 due primarily to increased levels of new product sales. Service sales, however, decreased by $3,892,000 or 29% to $9,435,000.

With  regard  to the increase in equipment sales  for  the  three month  period  of  1994, the improvement is  due  principally  to increased deliveries of the Company's new products, the  Infinity
SP(TRADEMARK) and the Infinity 90(TRADEMARK).  During the quarter the Company shipped
its   first  Infinity  SP(TRADEMARK)  storage  product  systems  to  Amdahl
Corporation  ("Amdahl") under a multi-year agreement with  Amdahl in  which  they  will  distribute the Infinity  SP(TRADEMARK)  under  their
private   brand.   Additionally,  the  Company  made   additional
deliveries of the Infinity 90(TRADEMARK) to the Department of Defense as part of a program to consolidate and upgrade certain large data
processing  centers.   As Amdahl sales efforts  ramp  up  in  the
second half of the year, the Company should begin to realize significantly increased levels of equipment sales.

Although the sale of new product offerings have increased in the six month period of 1994, such improvements have been offset by declines in traditional real-time product sales. Declining real-time product line sales reflect the fact that certain products have reached the end of their life cycles. The computer industry is very competitive and strongly influenced by changes in technology. Customers tend to purchase those products offering leading edge implementations of the most currently available technology. In recent years, product demand has begun to migrate from proprietary to open system architectures. Prior to 1992, the Company's principal product offerings were proprietary architectures whose core technology was developed in the early 1980's. While product enhancements have been made, the Company's older products have lost some of their technological edge. Accordingly, the Company was increasingly less competitive selling into new, long term programs in its traditional real-time markets. Today, new real-time products based on a state of the art open systems architecture are available for volume shipments. However, during the first six months of 1994, increases in the sale of such new real-time products were insufficient to offset the declines experienced in other, older real-time product offerings. Current availability of these new products could enable the Company to benefit from the industry's continued migration from proprietary to open system architectures. Encore has years of experience with advanced parallel processing and UNIX-based multiprocessing which should give the Company a strengthened position in its target markets. The real-time marketplace is extremely competitive, however, as overall market conditions improve and demand for these products grow, the Company could realize improved revenues.

The decline in service revenues reflects the continued competitiveness in the service marketplace as well as the effect of declining system sales since 1990. Since 1990, equipment sales have declined at a compounded annual rate of 28% limiting the new service business potential. This decrease in equipment sales combined with the cancellation of certain other service contracts as older installed systems are decommissioned by the user has resulted in the overall service sales decline. It is expected that service sales will continue to decline until such time as equipment sales begin to trend upward generating new business opportunities for the Company's service business.

Cost of equipment sales for the three and six month periods of 1994 increased from the comparable periods of 1993 by $2,518,000 or 35.0% and $913,000 or 6%, respectively. As a percentage of net sales, 1994 cost of equipment sales in the three and six month periods was 75.3% and 69.5% compared to 79.9% and 59.7% in the three and six month periods of 1993, respectively. For the three month period of 1994 the increase in cost of equipment sales is due to the increase in the period's equipment sales ($2,200,000) and a shift in sales mix to lower margin products ($1,000,000) which were partially offset by lower current period charges for obsolescence and other manufacturing costs. For the six months ended July 3, 1994, the increase in cost of equipment sales is due to a shift in sales mix to lower margin products ($2,513,000) which was partially offset by lower costs incurred due to lower equipment sales volumes ($500,000) and lower obsolescence costs ($1,100,000).

Cost of service sales for the three and six month periods ended July 3, 1994 decreased from the comparable periods of 1993 by $3,323,000 or 34% and $7,487,000 or 36%, respectively. The 1994 decrease in both the three and six month periods is due principally to actions taken during 1993 to reduce costs to levels more consistent with the projected business. Among the most significant reductions realized for the six month period ended July 3, 1994 are: (i) lower labor and employee related costs of $4,700,000 due to significantly lower 1994 headcount levels, (ii) lower materials and supplies of $1,000,000 as a result of the lower 1994 revenue levels and, (iii) lower office rent and depreciation as under utilized field locations were closed or consolidated and excess capital equipment eliminated. In connection with the 1994 labor and employee related cost reductions, the worldwide service workforce was significantly reduced throughout 1993. Additionally, during the fourth quarter of 1993, the Company entered into an agreement with Halifax Corporation ("Halifax") in which the Company agreed to subcontract its domestic equipment service business to Halifax. The agreement, which took full effect during the three month period ended April 3, 1994, provides that Halifax will supply a large portion of the manpower necessary to service equipment under maintenance contracts with the Company. Accordingly, domestic service operations were able to significantly reduce its workforce during the fourth quarter of 1993 and the first quarter of 1994.

Research and development costs for the three and six month periods ended July 3, 1994 increased $2,559,000 and $3,147,000, respectively over the comparable periods of 1993. The increase during both the three and six month periods of 1994 is due to the acceleration of efforts to finalize the development of certain new product offerings including the Infinity SP product line. During these periods, development material and supplies expenses increased by $1,600,000 and $2,500,000, respectively. As a result of the combination of decreasing sales and higher expenses, 1994 research and development expenses as a percentage of net sales increased during the three and six month periods of 1994 to 35% and 34%, respectively from 24% and 22% for the corresponding period of 1993. To remain competitive in the marketplace, the Company must continue relatively high levels of research and development expenditures. However, third quarter 1994 research and development spending as a percentage of net sales should be significantly below that of the quarter ending July 3, 1994. It is also expected that as sales increase, this percentage should return to lower levels.

Selling, general and administrative expense decreased by $1,915,000 and $3,637,000, respectively for the three and six month periods of 1994 when compared to 1993. However, as a percentage of net sales, selling, general and administrative costs were to 41.0% and 43.1%, respectively, for the three and six months ended July 3, 1994 compared to 49.6% and 42.7%, respectively for the comparable periods of 1993. Since 1993, actions have been taken to reduce the workforce to levels more consistent with planned business conditions. As a result, labor and employee related expenses decreased by approximately $1,800,000 and $3,100,000 during the three and six month periods of 1994 when compared to those of the prior year. Additionally, other reductions have been realized throughout 1994 primarily in the area of advertising expenses.

During the period ended July 4, 1993, management evaluated its then latest financial forecasts of the business. In light of lower than expected sales volumes, management initiated actions to restructure its operations including: (i) reductions in the workforce to levels consistent with planned future sales and (ii) the reassessment of carrying values of certain long lived assets including property and equipment and goodwill.

In this connection, in June 1993, the Company reduced its workforce by approximately 10% with significant reductions made in manufacturing, customer services and international sales operations. Additionally, because of the decline in traditional real-time product line profits, the Company evaluated its investment in the property and equipment employed to support future real-time product sales. As a result of this analysis, management recognized the permanent impairment in value of certain of these assets by writing off their carrying values. Finally, in light of the continuing revenue decline and the erosion of the earnings premium of real-time business which the Company acquired from Gould Inc. in 1989, management determined any excess value associated with the acquired business was fully amortized. In this regard, the Company wrote off the remaining carrying value of goodwill which it had originally recorded in connection with the 1989 acquisition. Accordingly, for the three months ended July 4, 1993, operating expenses include restructuring costs of $12,843,000 relating to these actions.

Interest expense for the three and six month periods of 1994 decreased from 1993 levels by $1,106,000 and $1,500,000 respectively, due principally to lower 1994 debt levels. As discussed in Notes D and E of Notes to Condensed Consolidated Financial Statements on February 4, 1994 the Company exchanged $100,000,000 of indebtedness for preferred stock with Gould.

Other  expense  for  the  three and six  month  periods  of  1994 improved from 1993 by $483,000 and $895,000, respectively due primarily to decreased foreign exchange losses incurred.

Because of the 1994 losses incurred, the Company has not recorded a provision for income taxes. Income taxes for 1993 relate to taxes payable by foreign subsidiaries of the Company.


LIQUIDITY AND CAPITAL RESOURCES:

Since 1989, the primary source of financing for the Company has been provided by Japan Energy and its wholly owned subsidiaries, Gould and EFI (the "Japan Energy Group"). The Japan Energy Group has provided the Company with its revolving credit facility and certain loan guarantees, refinanced subordinated debentures and entered into various exchanges of indebtedness for the Company's preferred stock. As discussed in more detail in Note D of Notes to Condensed Consolidated Financial Statements, as of February 4, 1994, assuming full conversion of their holdings in the Company's preferred stock, Gould and EFI beneficially own 50.2% and 20.9%, respectively of the Company's common stock.

Because of operating losses incurred in 1993, the Company reported a capital deficiency throughout the year and exceeded the maximum borrowing limit of the revolving loan agreement during the year. At December 31, 1993 the Company had borrowed $61,924,000 or $26,924,000 in excess of the agreement's maximum borrowing amount.

In this regard, during the fourth quarter of 1993 the Company initiated discussions with Gould to significantly recapitalize the Company. On February 4, 1994, the Company and Gould agreed to exchange the existing $50,000,000 term loan and $50,000,000 of borrowings under the revolving loan agreement for Series E Convertible Preferred Stock. Terms of the Series E are discussed in detail in Note E of the Notes to Condensed Consolidated Financial Statements. Additionally, on April 11, 1994, the terms of the revolving loan agreement were amended and restated to increase the amount available under the agreement to $50,000,000 and to extend the agreement's maturity date to April 16, 1996. All other terms and conditions of the agreement were essentially unchanged except certain financial covenants contained in the agreement were modified to more closely reflect the Company's current financial position.

During the six month period ended July 3, 1994, the Company used cash in operating activities of $19,400,000 compared to $17,121,000 used in the comparable period of 1993. Among the significant uses of cash in 1994 are: (i) the net loss for the six month period (net of amortization and depreciation) of $14,739,000, (ii) the settlement of $4,207,000 of restructuring costs accrued at December 31, 1993 as well as a general decrease in accounts payable of $819,000 and, (iii) an increase in accounts receivable of $4,164,000. These uses of cash were partially offset by lower inventory levels at July 3, 1994 of $4,147,000 and other improvements in working capital.

During the six month periods ended July 3, 1994 and July 4, 1993, expenditures  for  property  and equipment  were  $6,155,000  and
$5,042,000,  respectively  while  expenditures   for  capitalized
software were $1,687,000 and $1,070,000, respectively.

Cash provided through financing activities for the six month periods ended July 3, 1994 and July 4, 1993 were $25,389,000 and $19,731,000, respectively. The principal source of financing has been through various loan agreements provided by Gould or Japan Energy and as discussed above, Gould has recently increased the amount available under the revolving loan agreement.

As  of August 16,  1994,  borrowings  under  the  revolving  loan agreement  were  $47,200,000  or  $2,800,000  below  the  maximum
allowed  under  the terms of the credit facility.   Given  recent
demand for the Company's Infinity SP(TRADEMARK) and product delivery schedules requested by Amdahl under its distribution agreement with  the  Company,  Encore will have  to  increase  its  current investment  in  working capital, particularly  in  the  areas  of inventory  and accounts receivable.  While some of this  increase may  be  offset by increased accounts payable, on  a  short  term basis,  it is likely that a significant portion of the investment
will  need to be provided through financing activities.   Amounts
remaining  under the revolving loan agreement are not  sufficient
to   meet   this  need.   Accordingly,  the  Company  has   begun
discussions with the Japan Energy Group regarding its need for additional financing.

Over the short term, and until the time the Company returns to a state of continued profitability, Encore will be unable to generate the levels of cash through operations necessary to meet the on-going needs of the business. It is unlikely the Company will be able to secure sufficient financing from sources other than the Japan Energy Group. Should the Japan Energy Group be unwilling to provide the Company with additional financing as it is required, the Company could experience a severe liquidity crisis and its ability to meet its customers ordering requirements on a timely basis may be jeopardized.

The  majority  of  the cash on hand was at various  international
subsidiaries.   With  minor  exceptions,  all  cash   is   freely
remittable to the United States.

                 Part II - Other Information




Item 6.  Exhibits and Reports on Form 8K
     (a)  Exhibits required by Item 601 of Regulation S-K
      Exhibit No. 11 - Statement re:  computation of per
      share earnings.                             See page 20.

      Exhibit  No. 27 - Financial Data Schedule.  See page 21.

     (b)  Reports on Form 8-K
      No reports on Form 8-K were filed by the Company during the quarter ended July 3, 1994.





                 Encore Computer Corporation


                         Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as the chief accounting officer and an officer of the registrant thereunto duly authorized.



                                    Encore Computer Corporation

                                           T. MARK MORLEY
Date:  August 16, 1994                     T. Mark Morley

                                      Vice President Finance and
                                        Chief Financial Officer