Form 10-Q
period 1994-10-02
ENCORE COMPUTER CORP /DE/
filed 1994-11-21
CIK 764037

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549
                          FORM 10-Q

 (Mark One)
 [  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended October 2, 1994
                             OR
 [      ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _______ to _______.

                 Commission File No. 0-13576

                 ENCORE COMPUTER CORPORATION
   (Exact name of registrant as specified in its charter)

      Delaware                            04-2789167
- - -------------------------   ------------------------------------
 (State of Incorporation)   (I.R.S. Employer Identification No.)

 6901 West Sunrise Blvd.
Fort Lauderdale, Florida                        33313
- - ----------------------------------------      ----------
(Address of Principal Executive Offices)      (Zip Code)

 Telephone:  305-587-2900

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

 The number of shares outstanding of the registrant's only class of Common Stock as of November 10, 1994 was 33,815,916.

 A list of all exhibits contained in this Form 10-Q is included on page 19.

                 Encore Computer Corporation
                            Index
                                                               Page
Part I    FINANCIAL INFORMATION

Item 1    Condensed Consolidated Financial Statements            3
          Notes to Condensed Consolidated
          Financial Statements                                   8

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   14

Part II   OTHER INFORMATION                                     18

Signature Page                                                  19

Exhibit 10*  Reseller Agreement for Encore Storage Products
             between Amdahl Corporation and Encore Computer
             Corporation and Amendment #1 to Reseller
             Agreement for Encore Storage Products between
             Amdahl Corporation and Encore Computer
             Corporation                                       20

Exhibit 11  Computation of Loss Per Share                     178

Exhibit 27  Financial Data Schedule                           179


*Confidential treatment requested as to certain portions of the exhibit.

ENCORE COMPUTER CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands except per share data)
                                           Three Months Ended         Nine Months Ended
                                        October 2,   October 3,    October 2,    October 3,
                                             1994         1993          1994          1993
                                        ---------    ---------     ---------     ---------
Net sales:
   Equipment                            $   7,229    $   9,464     $  28,992    $   33,291
   Service                                  9,329       11,967        29,391        38,900
                                        ---------    ---------     ---------      ---------
      Total                                16,558       21,431        58,383        72,191
Costs and expenses:
   Cost of equipment sales                  3,925        6,505        19,061        20,728
   Cost of service sales                    6,435        7,589        19,668        28,309
   Research and development                 7,512        5,646        21,804        16,791
   Sales, general and administrative        8,565       10,868        26,612        32,552
   Amortization of goodwill                     -            -             -           691
   Restructuring costs                          -            -             -        12,843
                                        ---------    ---------     ---------     ---------
      Total                                26,437       30,608        87,145       111,914
                                        ---------    ---------     ---------     ---------
Operating loss                             (9,879)      (9,177)      (28,762)      (39,723)
   Interest expense                          (722)      (1,718)       (1,940)       (4,436)
   Interest income                             24           75            58           113
   Other (expense)/income, net                 16          (83)          230          (764)
                                        ---------    ---------     ---------      ---------
Loss before income taxes                  (10,561)     (10,903)      (30,414)      (44,810)
Provision for income taxes                    200            -           200           420
                                        ---------    ---------     ---------      ---------
Net loss                              $   (10,761)   $ (10,903)    $ (30,614)   $  (45,230)
                                      ============   ==========    ==========    ==========
Net loss attributable to common
   shareholders                       $   (14,734)   $ (13,216)    $ (40,568)   $  (52,067)
                                      ============   ==========    ==========    ==========
Net loss per common share             $     (0.36)   $   (0.33)    $   (1.00)   $    (1.33)
                                      ============   ==========    ==========    ==========
Weighted average shares of
   of common stock                         41,148       39,636         40,585       39,051
                                      ============   ==========    ==========    ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

ENCORE COMPUTER CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands except share data)
                                                                       October2,   December 31,
                                                                           1994           1993
                                                                     -----------    -----------
ASSETS
Current assets:
   Cash and cash equivalents                                         $     6,535     $    3,751
   Accounts receivable, less allowances                                   18,517         16,555
   Inventories (Note B)                                                   24,854         17,764
   Prepaid expenses and other current assets                               2,757          3,047
                                                                     -----------    -----------
      Total current assets                                                52,663         41,117
Property and equipment, net                                               40,532         37,603
Capitalized software, net                                                  5,141          4,403
Other assets                                                               1,020            947
                                                                     -----------    -----------
      Total assets                                                    $   99,356     $   84,070
                                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Current liabilities:
   Current portion of long term debt (Note D)                         $      211     $      197
   Current portion of long term debt, related parties (Note D)            59,480              -
   Accounts payable and accrued liabilities (Note C)                      37,530         37,421
                                                                      ----------     ----------
      Total current liabilities                                           97,221         37,618
Long term debt, related parties (Note D)                                       -        111,924
Long term debt (Note D)                                                      857            995
Other liabilities                                                              -             93
                                                                     -----------    -----------
      Total liabilities                                                   98,078        150,630
                                                                     -----------    -----------
Shareholders' equity (capital deficiency)(Note E):
   Preferred stock, $.01 par value;
    authorized 10,000,000 shares:
      Series A Convertible Participating Preferred,
       issued 73,641 shares in 1994 and 1993                                   1              1
      6% Cumulative Series B Convertible Preferred,
       issued 656,605 and 591,625 in 1994 and 1993,
       respectively, with an aggregate liquidation
       preference of $65,660,500 and $59,162,500
       in 1994 and 1993, respectively                                          7              6
      6% Cumulative Series D Convertible Preferred,
       issued 1,004,717 and 905,283 in 1994 and 1993,
       respectively, with an aggregate liquidation
       preference of $100,471,700 and $90,528,300
       in 1994 and 1993, respectively                                         10              9
      6% Cumulative Series E Convertible Preferred,
       issued 1,026,977 in 1994 with with an aggregate
       liquidation preference of $102,697,700                                 10              -
   Common stock, $.01 par value;
    authorized 150,000,000 shares; issued 33,815,916
    and 32,726,391 in 1994 and 1993, respectively                            338            327
   Additional paid-in capital                                            306,380        207,951
   Accumulated deficit                                                  (305,468)      (274,854)
                                                                     -----------     -----------
      Total shareholders' equity (capital deficiency)                      1,278        (66,560)
                                                                     -----------     -----------
      Total liabilities and shareholders' equity (capital deficiency) $   99,356      $  84,070
                                                                     ===========     ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

ENCORE COMPUTER CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)



                                                       Nine Months       Nine Months
                                                             Ended             Ended
                                                         October 2,        October 3,
                                                              1994              1993
                                                        ------------      ----------
Cash flows from operating activities:
Net loss                                               $   (30,614)       $  (45,230)
Adjustments to arrive at net cash
 used in operating activities:
   Depreciation and amortization                              7,844            9,344
   Writedown of equipment                                        -             6,119
   Writedown of intangible assets                                -             2,628
Net changes in operating assets and liabilities:
   Accounts receivable                                       (1,962)           8,444
   Inventories                                               (7,093)          (4,817)
   Other current assets                                         290              133
   Other assets                                                 (73)             127
   Accounts payable and accrued liabilities                  (1,339)          (3,654)
   Other liabilities                                            (93)            (432)
                                                        ------------      ----------
      Cash used in operating activities                     (33,040)         (27,338)
                                                        ------------      ----------
Cash flows from investing activities:
   Additions to property and equipment                       (9,181)          (7,049)
   Capitalization of software costs                          (2,327)          (1,591)
                                                        ------------      ----------
      Cash used in investing activities                     (11,508)          (8,640)
                                                        ------------      ----------
Cash flows from financing activities:
   Net borrowings under revolving loan agreements            45,912           34,215
   Principal payments of long term debt                        (124)            (153)
   Preferred stock dividends paid                                (2)               -
   Issuance of common stock                                   1,546            1,289
                                                        ------------      ----------
      Cash provided by financing activities                  47,332           35,351
                                                        ------------      ----------
Net increase (decrease) in cash and cash equivalents          2,784             (627)
Cash and cash equivalents, beginning                          3,751            4,806
                                                        ------------      ----------
Cash and cash equivalents, ending                         $   6,535       $    4,179
                                                        ===========       ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

ENCORE COMPUTER CORPORATION
Condensed Consolidated Statements of Cash Flows



Supplemental disclosure of cash flow information (in thousands):
                                                  Nine Months     Nine Months
                                                        Ended           Ended
                                                    October 2,        October3,
                                                         1994             1993
                                                    ---------       ---------
   Cash paid during the period for interest         $   3,451       $   7,320
   Cash paid during the period for taxes                   -              821


[S]                  [C]
Supplemental schedule of non-cash investing and financing activities:

 A. On February 4, 1994, the Company exchanged $100,000,000 of indebtedness,for preferred stock. Refer to Note E of Notes to Condensed Consolidated Financial Statements.

 B. As part of a 1992 refinancing with Gould Electronics Inc. ('Gould"), the Company released Gould from certain liabilities and claims associated with or related to the Company's acquisition of the Computer Systems Division of Gould. In recording the transaction, the Company established reserves for the estimated costs of the aforementioned claims thereby reducing the amount credited to Additional Paid-in Capital. During the quarter ended October 2, 1994, all claims and liabilities were deemed to have been settled.
     Accordingly, the remaining reserves of $625,000 which were in excess of actual cost were closed out and credited to Additional Paid-in Capital.

ENCORE COMPUTER CORPORATION
Condensed Statement of Shareholders' Equity (Capital Deficiency)
Nine Months Ended October 2, 1994
(in thousands except share data)
(Unaudited)
                                                                                  Preferred Stock
                                                    ----------------------------------------------------------------------------
                                                        Series A             Series B             Series D            Series E
                                                    -----------------     ---------------      --------------     -----------   ----
                                                                 Par                 Par                  Par                    Par
                                                    Shares      Value      Shares   Value       Shares   Value     Shares      Value
                                                    ------      -----     -------   -----      -------    ---    ---------     -----
Balance December 31, 1993                           73,641        $ 1     591,625     $ 6      905,283    $ 9         -     $      -
Common stock options
 exercised, $.625 to $2.00 per share
Issuance of Series E Convertible Preferred Stock                                                                 1,000,000        10
Dividends issued to Preferred Stockholders
  in shares of Series B                                                    64,980       1
Dividends issued to Preferred Stockholders
 in shares of Series E                                                                                              26,977         -
Dividends issued to Preferred Stockholders
  in shares of Series D                                                                         99,434      1
Shares issued through employee stock purchase plan,
  at an average price of $2.3375 per share
Contribution to capital by related parties
Net loss
                                                    ------      -----     -------   -----    ---------    ---    ---------     -----
Balance October 2, 1994                             73,641          1     656,605       7    1,004,717     10    1,026,977        10
                                                    ======      =====     =======   =====    =========    ===    =========     =====
                                                                                                               (Continued below)

The accompanying notes are an intergral part of the condensed consolidated financial statements.

(Continued from above)
ENCORE COMPUTER CORPORATION
Condensed Statement of Shareholders' Equity (Capital Deficiency)
Nine Months Ended October 2, 1994
(in thousands except share data)
(Unaudited)
                                                                   Common Stock                                        Shareholders'
                                                                                         Additional                           Equity
                                                                               Par         Paid-in     Accumulated          (Capital
                                                                Shares       Value         Capital       Deficit         Deficiency)
                                                            ----------      ------      ----------    ------------     -----------
Balance December 31, 1993                                   32,726,391      $  327      $  207,951    $  (274,854)     $    (66,560)
Common stock options exercised,
  $.625 to $2.00 per share                                     886,552           9           1,062                            1,071
Issuance of Series E Convertible Preferred Stock                                            96,273                            96,283
Dividends issued to Preferred Stockholders
     in shares of Series B                                                                      -                                  1
Dividends issued to Preferred Stockholders
     in shares of Series E                                                                      -                                  -
Dividends issued to Preferred Stockholders
     in shares of Series D                                                                     (3)                               (2)
Shares issued through employee stock purchase plan,
     at an average price of $2.3375 per share                  202,973           2             472                               474
Contribution to capital by related parties                                                     625                               625
Net loss                                                                                                  (30,614)          (30,614)
                                                            ----------      ------      ----------    ------------     -----------
Balance October 2, 1994                                     33,815,916         338        306,380        (305,468)            1,278
                                                            ==========      ======      ==========    ============       ===========

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

The condensed consolidated financial statements, in the opinion of the Company, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods. All adjustments made during the interim periods are normal recurring adjustments except for a one time charge recorded in the three month period ended July 4, 1993 associated with the restructuring of operations. The nature of the restructuring charge recorded is discussed in more detail in Note C below. The year-end condensed balance sheet data is derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal years.

Per Share Data
Per share data is calculated based upon the weighted average number of shares of common stock and common stock equivalents outstanding. In fiscal periods which report net losses, the calculation does not include the effect of common stock equivalents such as stock options since the effect on the amounts reported would be antidilutive. Series A Convertible Participating Preferred Stock has been considered common stock (on an assumed converted basis) for purposes of both income
(loss) per share calculations. The Series B Convertible Preferred Stock ("Series B"), Series D Convertible Preferred Stock ("Series D") and Series E Convertible Preferred Stock ("Series E") have been determined to be common stock equivalents but are not included in the weighted average number of shares of common stock and equivalents or in the calculation of net loss per share for the periods presented because the effect would be antidilutive.

For the three and nine month periods ended October 2, 1994, the Company paid dividends in additional shares of preferred stock on the Series B, Series D and Series E of $3,972,700 and $9,954,400, respectively. For the three and nine month periods ended October 3, 1993, because it reported a capital deficiency, the Company accumulated dividends on the Series B and Series D of $2,313,000 and $6,837,000, respectively. In computing the loss per common share, these dividends increased the loss for the periods as reported for the per common share calculation shown in Exhibit 11.

On October 15, 1994, dividends of $4,032,200 payable on the Series B, Series D and Series E for the period of July 16, 1994 to October 15, 1994 were paid by the Company in additional shares of preferred stock.


B. Inventories
Inventories consist of the following (in thousands):

                              October 2,    December 31,
                                    1994            1993
                              ----------     ----------
Purchased parts               $    4,563     $    4,660
Work in process                   13,097          9,618
Finished goods                     6,488          1,065
Loaned computer equipment
  and consignment inventory          706          2,421
                               ---------     -----------
                               $  24,854     $   17,764
                               =========     ==========


C. Accounts Payable and Accrued Liabilities;
Accounts payable and accrued liabilities consist of the following
(in thousands):
                                      October 2,    December 31,
                                       1994           1993
                                     ----------     ---------
Accounts payable                     $   12,354     $  10,805
Accrued salaries and benefits             6,066        5,357
Accrued restructuring costs               5,937        10,974
Accrued interest                          2,141           682
Accrued taxes                             1,953         3,545
Deferred income,
  principally maintenance contracts       2,369         1,563
Other accrued expenses                    6,710         4,495
                                     ----------     ---------
                                     $   37,530     $  37,421
                                     ==========     =========
During the nine month period ended October 3, 1993 and as discussed in more detail in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company initiated plans to restructure operations and provided for such estimated costs at that time. As shown above, certain of those costs remain accrued at October 2, 1994.


D.  Debt
Debt consists of the following (in thousands):;

                                   October 2,  December 31,
                                        1994        1993
                                    --------    ----------
Debt to unrelated parties:
Mortgages payable and capital
  lease obligations                 $  1,068    $  1,192
Less:
  Current portion                        211         197
                                    --------    ----------
      Total long term debt to
       unrelated parties            $    857    $    995
                                    ========    =========
Long-term debt to related parties:
  Revolving loan agreement with
     Gould Electronics Inc.         $ 59,480    $  61,924
  Term Loan with Gould
   Electronics Inc.                       -        50,000
                                    --------    ----------
Less:
   Current portion                    59,480          -
                                    --------    ----------
Total long-term debt to
 related parties                    $      -    $ 111,924
                                    ========    =========

Related Party Transactions
The Company, Japan Energy Corporation ("Japan Energy") and its subsidiaries Gould Electronics Inc. ("Gould") and EFI
International Limited ("EFI") are related parties due to the significant financial interests of Gould and EFI in the Company. As discussed in more detail in Note E of the Notes to Condensed Consolidated Financial Statements, on February 4, 1994, the
Company and Gould completed an exchange of indebtedness for preferred stock. Upon completion of the transaction and assuming full conversion of their holdings into common stock, Gould and EFI beneficially owned 50.2% and 20.9%, respectively. Additionally as described below, during 1994 and 1993, the

Company has had various debt agreements with Gould.
Total interest expense on indebtedness to Gould for the three and nine month periods ended October 2, 1994 amounted to $677,000 and $1,772,000, respectively. Interest expense on indebtedness to Gould for the three and nine month periods ended October 3, 1993 amounted to $1,625,000 and $4,239,000, respectively.

In addition to the loans described above, amounts currently due to Gould at October 2, 1994 and December 31, 1993, consisted principally of accrued interest and amounted to $29,000 and $677,000 respectively. In connection with the February 4, 1994 exchange of indebtedness for preferred stock discussed below and in Note E, the Company accrued interest on the then outstanding balance of the revolving loan agreement through its maturity in the amount of $3,017,000. This amount was classified as an other accrued expense. At October 2, 1994 $2,110,000 remained accrued.

Revolving Loan Agreement
Since 1989, Gould has provided the Company with its revolving credit facility. Borrowings under the revolving loan agreement are collateralized by substantially all of Encore's tangible and intangible assets and the agreement contains various covenants including maintenance of cash flow, leverage and tangible net worth ratios and limitations on capital expenditures, dividend payments and additional indebtedness. Interest is equal to the prime rate plus 1% (8.75% at October 2, 1994) and is payable monthly in arrears.

Due to the operating losses incurred during 1993, the Company exceeded the $35,000,000 maximum borrowing amount of its revolving line of credit. Gould, however, allowed the Company to borrow funds in excess of the agreement's maximum limit to fund its daily operations. At December 31, 1993, borrowings under the agreement were $61,924,000.
On  February  4, 1994, the Company and Gould agreed  to  exchange
$100,000,000 of indebtedness owed to Gould by the Company for Series E convertible preferred stock with a liquidation preference of $100,000,000. $50,000,000 of the debt exchanged was indebtedness under the revolving loan agreement. Upon completion of the exchange, borrowings under the revolving loan agreement on February 4, 1994 were $19,134,000. Then, on April 11, 1994, the Company and Gould agreed to increase the maximum borrowing limit of the revolving credit facility from $35,000,000 to $50,000,000 and to extend its maturity date to April 16, 1996. All other terms and conditions of the revolving loan agreement were essentially unchanged except certain financial covenants contained in the agreement were modified to more closely reflect the Company's then current financial position. Because of the 1994 refinancing, the revolving loan agreement is classified as a long-term obligation at December 31, 1993.

Due to continued operating losses since the refinancing and the need to increase its investment in working capital to meet customer demand for its new storage product (as discussed further in Management's Discussion and Analysis of Financial Condition and Results of Operations), the Company exceeded the revolving credit facility's $50,000,000 maximum borrowing amount on September 6, 1994. Since then, Gould has continued to allow the Company to borrow additional funds in excess of the agreement's maximum limit. At October 2, 1994, borrowings under the agreement were $59,480,000. As of November 10, 1994, borrowings under the revolving loan agreement increased to $71,860,000 or $21,860,000 above the maximum allowed under the terms of the revolving credit facility.

Given recent demand for the Company's Infinity SP(TRADEMARK) and product delivery schedules requested by Amdahl under its distribution agreement with the Company, Encore will have to continue to increase its investment in working capital, particularly in the areas of inventory and accounts receivable. While some of this increase may be offset by increased accounts payable, on a short term basis a significant portion of the investment will need to be provided through financing activities. There is no assurance that Gould will continue to allow additional borrowings or that it will allow the Company to remain in excess of the maximum borrowing limit. Should Gould require the Company to return to compliance with the agreement's maximum borrowing limit, the Company would be unable to do so.

The Company has begun discussions with the Japan Energy Group regarding its need for additional financing. Over the short term, and until the time the Company returns to a state of continued profitability, Encore will be unable to generate the levels of cash through operations necessary to meet the on-going needs of the business or to remain in compliance with certain financial covenants contained in the revolving loan agreement which become effective on December 31, 1994. It is unlikely the Company will be able to secure sufficient financing from sources other than the Japan Energy Group. Should the Japan Energy Group be unwilling to provide the Company with additional financing as it is required, the Company could experience a severe liquidity crisis and its ability to meet its customers ordering requirements on a timely basis may be jeopardized.

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

The principal terms of the Series E are:

(i) the Series E is senior in liquidation priority to all other classes of the Company's preferred and common stock;

(ii) includes a 6% cumulative annual dividend which the Company can elect to (a) pay in additional shares of Series E valued at its liquidation preference until shareholders' equity exceeds $50,000,000; or (b) accumulate and pay in cash when shareholders' equity exceeds $50,000,000;

(iii)  has a liquidation preference of $100 per share;

(iv) is convertible, at the holder's option, into the Company's common stock at the liquidation preference divided by $3.25 per share (subject to potential adjustments for splits, etc.) only
(a) if the shareholder is a United States citizen or corporation or other entity owned in the majority by United States citizens or (b) in connection with an underwritten public offering;

(v) is convertible, at the Company's option in accordance with the conversion methodology described in (iv) above if the price of the common stock exceeds $3.90 per share for twenty consecutive days and (a) a buyer is contractually committed to purchase for at least $3.90 per share at least 50% of the shares into which all outstanding Series E would be converted; or (b) a buyer is contractually committed to purchase for at least $3.50 per share at least 75% of the shares into which all outstanding Series E would be converted;

(vi) is non-voting, except for the right to approve actions adversely affecting the Series E.
Because of the related party nature of the transaction, the difference between the carrying amount of the indebtedness exchanged and the fair value of the securities issued and other consideration granted has been credited to additional paid-in capital. A summary of the financial effects of the transaction are as follows (in thousands):

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

Item 2.
           Management's Discussion and Analysis of
        Financial Condition and Results of Operations



                   Results of Operations:
         Three and Nine months ended October 2, 1994
                         Compared to
         Three and Nine Months ended October 3, 1993

Total net sales for the three and nine month periods of 1994 were $16,558,000 and $58,383,000, respectively compared to those for the three and nine month periods of 1993 of $21,431,000 and $72,191,000, respectively. Equipment sales decreased by $2,235,000 or 24% and $4,299,000 or 13% from the comparable three and nine month periods of 1993 while service sales declined by $2,638,000 or 22% and $9,509,000 or 24% from the same periods.
Domestic sales decreased by $1,646,000 or 15% and $7,358,000 or 17%, respectively during the three and nine month periods ended October 2, 1994 when compared to the same periods of 1993 and international sales declined by $3,227,000 or 32% and $6,450,000 or 22% respectively for the same periods. For the nine months of 1994, domestic sales represent 61% of total sales compared to 59% for the nine month period of 1993.

With regard to 1994 equipment sales, the Company continues to be adversely impacted by declining real-time product sales. New product sales through October 2, 1994 have been insufficient to offset sales declines experienced in the older real-time product lines. Although the sales of new product offerings have increased in the nine month period of 1994, such improvements have been offset by steeper declines in traditional real-time product sales. Declining real-time product line sales reflect the fact that certain products have reached the end of their life cycles. The computer industry is very competitive and strongly influenced by changes in technology. Customers tend to purchase those products offering leading edge implementations of the most currently available technology. In recent years, product demand has begun to migrate from proprietary to open system architectures. Prior to 1992, the Company's principal product offerings were proprietary architectures whose core technology was developed in the early 1980's. While product enhancements have been made, the Company's older products have lost some of their technological edge. Accordingly, the Company has been increasingly less competitive selling into new, long term programs in its traditional real-time markets. Today, new real-time products based on a state of the art open systems architecture are available for volume shipments. However, during the first nine months of 1994, increases in the sale of such new products have been insufficient to offset the declines experienced in other, older real-time product offerings. Current availability of these new products could enable the Company to benefit from the industry's continued migration from proprietary to open system architectures.

During  the three month period ended October 2, 1994, the Company and  Amdahl  Corporation ("Amdahl") amended its March  1994  five year OEM reseller agreement which allows Amdahl the right to distribute the Company's Infinity SP(TRADEMARK) under the Amdahl brand. The amendment gives Amdahl exclusive marketing and distribution rights to the product, except for sales to the U.S. government, certain Encore distributors and in Japan, China, and Malaysia, where  Encore retains the right to market the products on a  non-
exclusive   basis.   The  amendment  also  establishes  committed
procurement  schedules, which if product  requirements  are  met, will  require  Amdahl's  purchase  of  a  significant  amount  of
products from Encore.   It is possible that shipments from Encore
to  Amdahl  could grow to an annualized rate in  excess  of  $200 million.

During the quarter the Company delivered additional Infinity SP(TRADEMARK)
systems  to  Amdahl  under  the multi-year  agreement.   However,
because the systems are early production systems, the Company has deferred revenue on these shipments. As Amdahl sales efforts ramp up and generate sales in future periods, the Company should begin to realize significantly increased levels of equipment sales.

Additionally included in 1994 equipment sales, the Company has begun deliveries of the Infinity 90(TRADEMARK) product to the Department of Defense as part of a program to consolidate and upgrade certain large data processing centers.

With regard to the decline in service revenues, the decrease reflects the continued competition in the service marketplace as well as the prolonged effect of the Company's declining system sales. Since 1990, annual equipment sales have declined at an approximate compounded annual rate of 28% thereby limiting the Company's new service business potential. This decrease in equipment sales combined with the cancellation of certain other service contracts on older installed systems decommissioned by the user has contributed to the overall service sales decline. It is expected that service sales will continue to decline until such time as equipment sales begin a sustained trend upward generating new business opportunities for the Company's service business. However, the Company does not expect significant levels of new service business as a result of the Amdahl agreement.

Cost of equipment sales for the three and nine month periods of 1994 decreased from the comparable periods of 1993 by $2,580,000 or 40% and $1,667,000 or 8%, respectively. As a percentage of net sales, 1994 cost of equipment sales in the three and nine month periods were 54.4% and 65.8% compared to 68.7% and 62.3% in the three and nine month periods of 1993, respectively. For the three month period of 1994 the decrease in cost of equipment sales is due to lower equipment sales ($1,315,000), lower inventory obsolescence charges ($270,000), lower warranty costs ($125,000) and other lower manufacturing costs ($870,000). For the nine months ended October 2, 1994, the decrease in cost of equipment sales is due to lower equipment sales volumes ($1,510,000), lower inventory obsolescence costs ($1,040,000), lower warranty costs ($665,000) and other lower manufacturing costs ($655,000) which were partially offset by a shift in sales mix to lower margin products ($2,203,000).

Cost of service sales for the three and nine month periods ended October 2, 1994 decreased from the comparable periods of 1993 by $1,154,000 or 15% and $8,641,000 or 31%, respectively. The 1994 decrease in both the three and nine month periods is due principally to actions taken during 1993 to reduce costs to levels more consistent with the projected levels of future business. Throughout both the 1994 and 1993 periods, management has taken a series of actions to minimize its worldwide customer service workforce and to eliminate or consolidate marginally profitable field service locations. Among the most significant of these actions occurred during the fourth quarter of 1993 when the Company entered into an agreement with Halifax Corporation ("Halifax"). The agreement, which took full effect during the three month period ended April 3, 1994, provides for Halifax to supply a large portion of the manpower necessary to service equipment under domestic maintenance contracts with the Company. Accordingly, service operations has been able to significantly reduce its workforce during both the fourth quarter of 1993 and the first quarter of 1994.

Research  and  development costs for the  three  and  nine  month
periods   ended   October  2,  1994  increased   $1,866,000   and
$5,013,000,  respectively over the comparable  periods  of  1993.
The  increases are due principally to the acceleration of efforts to  finalize  the  development of certain new  product  offerings including the Infinity SP(TRADEMARK) product line. Among the significant expense increases during the respective three and nine month periods  of  1994  are:  (i) higher salaries and  contract  labor expenses  of  $804,000 and $1,935,000, respectively as  both  the permanent  and  temporary research and development workforce  has
increased,  (ii)   development  material  and  supplies  expenses
increased by $643,000 and $2,318,000, respectively in support  of the  finalization  of  new  product prototypes  and  (iii)  other miscellaneous  costs rose by $419,000 and $760,000, respectively.
As a result of both the year's lower net sales and higher expense levels, 1994 research and development expenses as a percentage of net  sales  increased during the three and nine month periods  to
45% and 37%, respectively  from 26% and 23% for the corresponding period  of  1993.  To remain competitive in the marketplace,  the
Company  must  continue relatively high levels  of  research  and development expenditures.  While the aggregate amount invested by
the   Company  in  research  and  development  may  not  decrease significantly during the next several quarters, it is expected that as sales increase research and development spending as a percentage of net sales will return to lower levels.

Selling, general and administrative expense decreased by $2,303,000 and $5,940,000, respectively for the three and nine month periods of 1994 when compared to 1993. Since 1993, actions have been taken to reduce the workforce to levels more consistent with planned business conditions. As a result, labor and employee related expenses decreased by approximately $1,800,000 and $5,000,000 during the three and nine month periods of 1994 when compared to those of the prior year. Additionally, other significant reductions have been realized during 1994, primarily in the area of advertising and promotional expenses . As a percentage of net sales, selling, general and administrative costs were 52% and 46%, respectively, for the three and nine months ended October 2, 1994 compared to 51% and 45%, respectively for the comparable periods of 1993.

During the period ended July 4, 1993, management evaluated its then latest financial forecasts of the business. In light of lower than previously expected sales volumes, management initiated actions to restructure its operations including: (i) reductions in the workforce to levels consistent with planned future sales and (ii) the reassessment of carrying values of certain long lived assets including property and equipment and goodwill.

In this connection, in June 1993, the Company reduced its workforce by approximately 10% with significant reductions made in manufacturing, customer services and international sales operations. Additionally, because of the decline in traditional real-time product line profits, the Company evaluated its investment in the property and equipment employed to support future real-time product sales. As a result of this analysis, management recognized the permanent impairment in value of certain of these assets by writing off their carrying values. Finally, in light of the continuing revenue decline and the erosion of the earnings premium of the real-time business which the Company acquired from Gould Electronics Inc. in 1989, management determined any excess value associated with the acquired business was fully amortized. In this regard, the Company wrote off the remaining carrying value of goodwill which it had originally recorded in connection with the 1989 acquisition. Accordingly, for the nine months ended October 3, 1993, operating expenses included restructuring costs of $12,843,000 relating to these actions.

Interest expense for the three and nine month periods of 1994 decreased from 1993 levels by $996,000 and $2,496,000 respectively, due principally to lower 1994 debt levels. In this connection as discussed in Notes D and E of Notes to Condensed
Consolidated Financial Statements, on February 4, 1994 the Company exchanged $100,000,000 of indebtedness for preferred stock with Gould.

Other  expense  for  the  three and nine month  periods  of  1994 improved from 1993 by $99,000 and $994,000, respectively due primarily to improved foreign exchange gains results during 1994. During the three month period ended October 2, 1994 , the Company recorded a provision for income taxes for profits earned by certain foreign subsidiaries. Income taxes for 1993 also relate to taxes payable by foreign subsidiaries of the Company.



LIQUIDITY AND CAPITAL RESOURCES:

Since 1989, the primary source of financing for the Company has been provided by Japan Energy and its wholly owned subsidiaries, Gould and EFI (or referred to collectively as the "Japan Energy Group"). The Japan Energy Group has provided the Company with its revolving credit facility and certain loan guarantees, refinanced subordinated debentures and entered into various exchanges of indebtedness for the Company's preferred stock. As discussed in more detail in Note D of Notes to Condensed
Consolidated Financial Statements, as of February 4, 1994, assuming full conversion of their holdings in the Company's preferred stock, Gould and EFI beneficially own 50.2% and 20.9%, respectively of the Company's common stock.

Because of operating losses incurred in 1993, the Company reported a capital deficiency throughout the year and exceeded the maximum borrowing limit of the revolving loan agreement during the year. At December 31, 1993 the Company had borrowed $61,924,000 or $26,924,000 in excess of the agreement's maximum borrowing amount.

In this regard, during the fourth quarter of 1993 the Company initiated discussions with Gould to significantly recapitalize the Company. On February 4, 1994, the Company and Gould agreed to exchange the existing $50,000,000 term loan and $50,000,000 of borrowings under the revolving loan agreement for Series E Convertible Preferred Stock. Terms of the Series E are discussed in detail in Note E of the Notes to Condensed Consolidated Financial Statements. Additionally, on April 11, 1994, the terms of the revolving loan agreement were amended and restated to increase the amount available under the agreement to $50,000,000 and to extend the agreement's maturity date to April 16, 1996. All other terms and conditions of the agreement were essentially unchanged except certain financial covenants contained in the agreement were modified to more closely reflect the Company's then current financial position.

Due to continued operating losses throughout 1994 and the need to increase its investment in working capital to meet customer demand for its new storage product, the Company exceeded the credit facility's $50,000,000 maximum borrowing amount on September 6, 1994. Since then, Gould has continued to allow the Company to borrow additional funds in excess of the agreement's maximum limit. At October 2, 1994, borrowings under the agreement were $59,480,000. As of November 10, 1994, borrowings under the revolving loan agreement increased to $71,860,000 or $21,860,000 above the maximum allowed under the terms of the revolving credit facility.

During the nine month period ended October 2, 1994, the Company used cash in operating activities of $33,040,000 compared to $27,338,000 used in the comparable period of 1993. Among the significant uses of cash in 1994 are: (i) the net loss for the nine month period (net of amortization and depreciation) of $22,770,000, (ii) the settlement of $5,037,000 of restructuring costs accrued at December 31, 1993 and, (iii) an increase in accounts receivable and inventory of $9,055,000 principally in support of the Amdahl contract discussed above. These uses of cash were partially offset by $3,822,000 of other working capital improvements, primarily in increased accounts payable.

During  the nine month periods ended October 2, 1994 and  October
3, 1993, expenditures for property and equipment were $9,181,000 and $7,049,000, respectively while expenditures for capitalized software were $2,327,000 and $1,591,000, respectively.

Cash provided through financing activities for the nine month periods ended October 2, 1994 and October 3, 1993 were $47,332,000 and $35,351,000, respectively. The principal source of financing has been through various loan agreements provided by Gould or Japan Energy.

As of November 10,1994, borrowings under the revolving loan agreement were $71,860,000 or $21,860,000 above the maximum allowed under the terms of the credit facility. In consideration of the anticipated demand for the Company's Infinity SP(TRADEMARK)
and product delivery  schedules  requested  by  Amdahl  under   its
distribution  agreement with  the Company, Encore will   have  to
continue   to   increase  its  investment  in  working   capital,
particularly in the areas of inventory and accounts receivable. While some of this increase may be offset by further increases in accounts payable, on a short term basis, it is likely that a significant portion of the investment will need to be provided
through   financing  activities.   The  current  revolving   loan
agreement is not sufficient to meet this need. Accordingly, the Company has begun discussions with the Japan Energy Group regarding its need for additional financing.

Over the short term, and until the time the Company returns to a state of continued profitability, Encore will be unable to generate the levels of cash through operations necessary to meet the on-going needs of the business. It is unlikely the Company will be able to secure sufficient financing from sources other than the Japan Energy Group. Should the Japan Energy Group be unwilling to provide the Company with additional financing as it is required or require payment of the amount borrowed in excess of the revolving loan agreement's maximum, the Company would experience a severe liquidity crisis and its ability to meet its customers ordering requirements on a timely basis may be jeopardized.

The  Company  maintains  cash on hand  at  various  international
subsidiaries.   With  minor  exceptions,  all  cash   is   freely
remittable to the United States.

 Part II - Other Information

Item 6.  Exhibits and Reports on Form 8K
     (a)  Exhibits required by Item 601 of Regulation S-K

      Exhibit No. 10* - Reseller Agreement for Encore
                        Storage Products between Amdahl Corporation
                        and Encore Computer Corporation and Amendment #1 to Reseller Agreement for Encore Storage Products between Amdahl Corporation and Encore Computer
                        Corporation.                     See page 20.

      Exhibit No. 11 - Statement re: computation of
                        per share earnings.             See page 178.
      Exhibit  No. 27 - Financial Data Schedule.        See page 179.

     (b)  Reports on Form 8-K
      No reports on Form 8-K were filed by the Company during the quarter ended October 2, 1994.



*Confidential treatment requested as to certain portions of the exhibit.

                         Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as the chief accounting officer and an officer of the registrant thereunto duly authorized.


                                         Encore Computer Corporation
                                             T. MARK MORLEY
Date:  November 21, 1994                     T. Mark Morley
                                             Vice President Finance
                                             Chief Financial Officer