Form 10-Q/A
period 1994-10-02
ENCORE COMPUTER CORP /DE/
filed 1995-02-22
CIK 764037

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                          FORM 10-Q/A-1



         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended October 2, 1994



                   Commission File No. 0-13576



                        ENCORE COMPUTER CORPORATION
           (Exact name of registrant as specified in its charter)


                Delaware                          04-2789167
         (State of Incorporation)             (I.R.S. Employer
                                              Identification No.)

         6901 West Sunrise Blvd.
         Fort Lauderdale, Florida             33313
         (Address of Principal                (Zip Code)
          Executive Offices)


                               Telephone: 305-587-2900


             Securities registered pursuant to Section 12(g) of the Act:
                                 Title of each class
                        Common Stock, par value $.01 per share



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
         for the past 90 days.  /X/  Yes      No


         The number of shares outstanding of the registrant's only class of Common Stock as of November 10, 1994 was 33,815,916.


         Part II - Other Information

         This amendment is being submitted to file an amended form of Exhibit 10 which has been revised to include certain information previously omitted which is no longer the subject of a confidential treatment request made by the registrant.

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

         Exhibit No. 11** - Statement re: computation of per share
                            earnings.

         Exhibit No. 27** - Financial Data Schedule.


         (b)  Reports on Form 8-K

                   No reports on Form 8-K were filed by the Company during the quarter ended October
                   2, 1994.

         *Confidential treatment requested as to certain portions of the exhibit.
         **Previously filed

         Signatures

         Pursuant  to the  requirements of  the  Securities
         Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as the chief accounting officer and an officer of the registrant thereunto duly authorized.


         Dated: February 21, 1995             Encore Computer Corporation

                                              By: T. Mark Morley
                                                  Vice President Finance
                                                  Chief Financial Officer