Form 10-K405
period 1994-12-31
ENCORE COMPUTER CORP /DE/
filed 1995-04-17
CIK 764037

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-K

  (Mark One)
  [  X  ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the Fiscal Year Ended December 31, 1994

                                   OR

  [      ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR
        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the transition period from ________ to _______.

                       Commission File No. 0-13576

                       ENCORE COMPUTER CORPORATION
         (Exact name of registrant as specified in its charter)

      Delaware                              04-2789167
  -----------------------      ----------------------------------
 (State of Incorporation)     (I.R.S. Employer Identification No.)

 6901 West Sunrise Blvd.
 Fort Lauderdale, Florida                                    33313
- ----------------------------------------                   ---------
 (Address of Principal Executive Offices)                 (Zip Code)

Telephone:  305-587-2900

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

 Indicate by check mark if disclosure of delinquent filers pursuant to
 Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

 Aggregate market value, as of April 4, 1995 of Common Stock held by non-affiliates of the registrant: $85,678,315.

 The   number of shares outstanding of the registrant's only class  of
 Common Stock as of April 4, 1995 was 34,271,326.


 DOCUMENTS INCORPORATED BY REFERENCE:      PART  OF DOCUMENT IN WHICH
                                           INCORPORATED
- ------------------------------------   --------------------------------
          None

 A  list of all exhibits to this Form 10-K is on Page 69.

PART I

Item 1   Business

(a)  General Development of Business

Encore Computer Corporation ("Encore" or the "Company"), founded in 1983, designs, manufactures, distributes and supports open, scalable computer and storage systems for data center and mission-
critical   applications.   Headquartered  in   Fort   Lauderdale,
Florida,   the   Company  has  sales  offices  and   distributors
throughout the United States, Canada, Europe, and the Far East.

In 1989, Encore enhanced its worldwide marketing presence and technical expertise when it acquired the assets and assumed the liabilities of the Gould Electronics Inc. Computer Systems Division (the "Computer Systems Business"), a business that was significantly larger than the Company itself. Since the acquisition, the Company has invested heavily in research and development activities to integrate the best of both businesses' technologies into a single, high performance open system architecture.

This  effort has most recently resulted in the announcement  and delivery of products such as the Infinity 90 (TRADEMARK), the Infinity R/T(TRADEMARK) dand the Infinity SP(TRADEMARK). The Company's Infinity 90(TRADEMARK) Series of
alternative  mainframe computer systems offers  the  customer  a
cost-effective,   open   systems,  massively-scalable   parallel
processing  technology, and was selected as part of a  U.S.  Air
Force   Materiel  Command  initiative  to  consolidate  multiple
mainframe  data  processing centers on open  system  mainframes.
During  1994,  the  Company  began a series of deliveries  under
this   program.   Encore's  real-time  systems  provide  optimum
solutions  for  complex applications and  its  newest  real-time
product is the Infinity R/T.   The performance features  of  the
Infinity R/T, based on the Alpha processor, along with the Company's reputation in real-time computing have begun to recapture the attention of many of its traditional customers.

The Company's newest product is the Infinity SP(TRADEMARK) which was formally announced in February 1995. The Infinity SP product line  leverages  the  technology of the Infinity  90  Series  by
combining   its  architectural  elements  with  the  specialized
software  necessary to provide a comprehensive  set  of  storage products  which  may be used as direct attached storage  devices
(DASD)   for   IBM-compatible  mainframes  as  well   as   being
concurrently  capable of providing shared storage facilities  to
open   systems   environments.    The   Infinity   SP's   unique
architecture provides the break-through flexibility in its design which should allow the Company to quickly incorporate additional new product features often in advance of other competitors in the marketplace.

As more fully discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes A and F of the Notes to Consolidated Financial Statements, since the acquisition of the Computer Systems Business the Company's results have been adversely affected by (i) its initial research and development investment in its open systems architecture, (ii) research and development investments in the modernization of its architectural approach to real-time computing systems, (iii) recent development efforts in the finalization of its unique storage processor architecture, (iv) declining equipment sales as certain of the Company's traditional real-time products have reached the end of their product life cycle and, (v) a slower than anticipated migration of the marketplace from traditional proprietary architectures to state-of-the-art open system computer solutions.

Approximately 32% of 1994 revenues were derived through sales to various U.S. government agencies. In certain cases, U.S. government agencies, such as the Department of Defense, are precluded from awarding contracts requiring access to classified information to foreign owned or controlled companies. As discussed below and in Notes J and L of Notes to Consolidated Financial Statements , the principal source of both debt and equity financing for the Company has been through Japan Energy Corporation ("Japan Energy"; a Japanese corporation with $17 billion in annual net sales) and certain of its wholly owned subsidiaries including Gould Electronics Inc. ("Gould"). As of March 17, 1995 the Japan Energy Group beneficially owned 74% of the Company's common stock assuming the full conversion of all shares of its preferred stock. To comply with U.S. government requirements, Japan Energy has agreed to accept certain terms and conditions relating to its investments in the Company, including limitations on the voting rights of its shares, limitations on the number of seats it may have on the board of directors and restrictions on converting its Preferred shares into Common Stock.

Since 1990, net sales have declined at an average annual rate of 23%, and as a result the Company has sustained significant losses in each year. As discussed in detail in Notes G, J and L of Notes to Consolidated Financial Statements, Japan Energy and its wholly owned subsidiaries Gould and EFI International, Ltd. ("EFI") ( collectively, the "Japan Energy Group") have been the principal sources of the Company's financing providing various loans and infusions of additional equity throughout this period. Until the time the Company returns to a state of sustained profitability, Encore will remain financially dependent on the continued support of the Japan Energy Group.



(b)  Financial Information About Industry Segments

The Company operates in a single industry segment as described in Item 1(c) below. Certain required segment information related to the Company's financial operations for the last three years is included in Note K of Notes to Consolidated Financial Statements.


(c) Narrative Description of the Business

The Company operates in various market niches of a single industry segment, the information technology industry, which includes the design, manufacture, sale and service of computer and storage systems, software, and other related equipment on a worldwide basis.


Principal Markets
Within the information technology industry, Encore participates in both the information processing and real-time computing marketplaces.

Information Processing Markets
The Company has introduced its massively scalable, symmetric multiprocessor-based open systems products into primarily four information processing markets: (i) On-Line Transaction Processing (OLTP) and Decision Support Systems (DSS), (ii) Mainframe Replacement, (iii) Interactive Information Network Servers and Switches, and (iv) Data Storage. Encore's strategy is to provide a system that can continue to support a user's existing critical applications while allowing the user to re-engineer some or all of those applications to run in an open systems environment at a much lower cost than traditional mainframes.

During the 1960s, mainframe computers provided batch processing solutions for its information system customers. In the 1970s, minicomputers became the common computing paradigm. Then in the 1980s, the computing trend shifted towards PCs and workstations with database management software. Because of the proliferation of data from workstations and PCs, many large commercial customers now require the immediate interactive processing of available data for enterprise-wide computing rather than the batch processing approach of traditional mainframes.
Accordingly, today the market has begun to migrate to a client/server processing model served by both (i) mainframes and mainframe alternatives for on-line transaction processing and database applications, and (ii) massively parallel systems for numerically intensive applications. The systems of the second half of the 90s will be characterized by their ability to meet the user's increasing computational power and I/O requirements as well as the ability to move customers easily from a proprietary technology environment into the open systems environment.

Encore serves the information systems market with the Infinity 90 Series of computer systems. These systems are well suited to a wide range of applications including on-line transaction processing (OLTP), client/server system management, data base management, decision support systems, and interactive information networks. The products are most effectively targeted at Fortune 500 and other large organizations such as U.S. government agencies with a need for cost-effective computing power to handle both existing and new centralized computing applications.

Examples of successful market penetration of the Company's products include the selection of the Infinity 90 as part of a multi-million dollar contract issued to a government prime contractor for consolidating multiple mainframe data processing centers within the U.S. Air Force Materiel Command. Additionally, Encore has signed distribution agreements with several systems integrators in the United States, the Middle East, and the Pacific Rim.

Within the information processing market Encore addresses the growing open data storage market by providing IBM mainframe system-compatible data storage products based on the high-performance technologies of the Infinity 90 product line. Data storage demands within the information processing market are expanding due to increased requirements of capturing business data as well as storing new forms of information (e.g. document images, sound, and video storage). Accordingly, the mainframe storage marketplace is undergoing changes similar to those of the information processing marketplace. These changes include the need for faster, denser and more cost-effective storage solutions to reduce demands on existing facilities and shrinking mainframe data processing budgets. Today's data processing environments have developed a strong strategic requirement to leverage technology advances being applied to the open systems environment.

The Company's Infinity Storage Processor (Infinity SP) provides an innovative new approach to solving the storage processing requirements of today's increasingly complex mainframe environments. Many of the same technologies used in the Encore Infinity 90 address these changes and are directly applicable to both the existing and emerging storage marketplace. These technologies have been optimized to provide reliable, high-performance I/O subsystems while being readily suited to
addressing   the  needs  of  both  mainframe  and  open   systems
environments.


Real-Time  Markets
The   Company's   real-time  computer systems, the Infinity  R/T(TRADEMARK)
Family, the Encore 90(TRADEMARK) Family and  the Encore RSX(TRADEMARK), are
used  forthe   acquisition,  processing,   and  interpretation   of   data
primarily in four market niches: (i) simulation, (ii) range and telemetry, (iii) energy, and (iv) transportation.

Simulation is the Company's single largest real-time market niche. Encore products are widely used in simulators that duplicate complex situations in controlled environments. The
Company's installed simulation systems are used to safely and economically train commercial and military personnel to operate and maintain complex systems such as space vehicles, aircraft, weapons systems, ships, ground-based vehicles, and nuclear power plants.

In the range/telemetry market niche, the Company's real-time systems are used for the acquisition and processing of data by flight, space, sea, and ground ranges. These systems are used in the test and evaluation of state-of-the-art military and commercial aircraft, space vehicles, ground equipment, and instrumentation systems.

Encore also competes in the power and electric utility market niches of the energy marketplace where the Company's real-time systems typically acquire, monitor, and provide supervisory and closed loop control in energy management, power plant monitoring and control, and power plant simulation systems. This is done at both nuclear and fossil fuel plants. The Company's systems monitor the transmission and distribution of electrical power from generation to substation to end use and facilitate the training of power plant operators by putting them in simulated environments to prepare them for emergency situations. Within the energy marketplace as a whole, Encore systems provide the same real-time capability of data acquisition and control to other market niches such as seismic, oil exploration, and off-shore oil platforms.

Within the transportation market niche, the Company's products are installed in a variety of rapid transit/metro rail and marine transportation applications. Strategically, the Company is focusing on other developing niches within this marketplace including intelligent vehicular highway systems .

The Company's real-time customers include original equipment manufacturers (OEMs) and systems integrators who combine Encore products with other hardware and/or application software for resale to end users. The Company also sells its products to end users who require a compatible range of high-performance systems which are used as the basis for major internal installations.

The Encore customer base in both the information processing and real-time market places are technology and life-cycle cost driven and constantly in need of increased performance at lower costs. The Company's sales efforts in the real-time market are concentrated on "program" business where typically large contracts are awarded with multiple systems scheduled for delivery over an extended period of years, including continued demand for upgrades and spare parts as well as ongoing maintenance. Sales efforts in the information processing markets are focused more closely at value added resellers (VARs) whose own sales forces have particular expertise in specific applications within the information processing markets and can use the Company's product as a portion of a total package designed to meet an end user's unique needs. Often an initial system is shipped to a systems integrator, VAR, or other reseller who may spend from six to eighteen months developing software and connecting other equipment to the system before final delivery to the end user.


Principal Products
Encore  offers five principal  families  of computer and  storage systems  targeted at the niches within the information processing
and   real-time   computing  marketplaces  of   the   information
technology industry discussed above.  These product families are:
(i) the Infinity 90(TRADEMARK) Series, (ii) the Infinity SP (TRADEMARK) storage processors, (iii) the Infinity R/T(TRADEMARK) Series, (iv) the Encore 90(TRADEMARK) Series, and (v) the Encore RSX(TRADEMARK). Additionally, the Company continues to support its prior generation CONCEPT/32 real-time computer product line.

Infinity 90
The  Infinity 90 Family of computer systems is a highly scalable, open  systems alternative mainframe computer that combines state-
of-the-art RISC technology, symmetric  multiprocessing, a  UNIX-
based  operating environment and a powerful  open   systems-based
direct MEMORY CHANNEL(TRADEMARK) bus architecture. The backbone of the architecture is Encore's patented MEMORY CHANNEL which provides direct memory-to-memory connections between functional nodes at industry leading bandwidths of up to 1.6 gigabytes per second.
The Infinity 90 Series can start with hundreds of users and can be expanded to thousands of users as an enterprise's compute and I/O requirements grow. This scalability can provide the user with over 100 times the compute power, 20 times the bandwidth, and over 75 times the I/O capacity of today's traditional mainframes at significantly lower costs.

Entry level systems offer compute power of 35 MIPS and can be scaled incrementally to 1000 MIPS. The I/O subsystems are designed to enhance overall system performance and provide unlimited capacity and throughput increases by nonintrusive upgrades as well as provide storage control, communications, and data paths within the Infinity 90 architecture. The amount of CPU and I/O capacity can be balanced and intermixed as necessary to deliver significant price/performance advantages over traditional mainframes. The Infinity 90's scalability is achieved through a building block approach to system configuration which allows every aspect of the system to scale incrementally. Comprised of functionally specific standards-based computational and I/O subsystem building blocks, the Infinity 90 can be configured into many unique system configurations.

The Infinity 90 provides a solution for companies with the need to reduce the cost of their data processing operations. The system saves up to 80% of the cost associated with traditional mainframes. High density packaging provides a high degree of serviceability and reduces the system's footprint significantly. Utilization of state-of-the-art low power consumption components provide for low cost of operations. The Infinity 90 employs technologically advanced components and peripherals that deliver mainframe equivalent performance and capacity but require only one-tenth the cooling and power. This minimizes the life-cycle cost of system ownership.

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

The list prices for entry-level Infinity 90 systems begin at about $200,000 and can exceed $3,000,000 for very large systems.


Infinity SP
The Infinity SP product line leverages the technology of the Infinity 90 Series by combining its architectural elements with the specialized software necessary to provide a comprehensive set of storage products designed to meet mainframe storage requirements. These systems may be used as direct attached storage devices (DASD) for IBM-compatible mainframes as well as being concurrently capable of providing shared storage facilities to open systems environments. The Company believes this innovative combination of functionality provides significant competitive advantage within the marketplace

Infinity SP products utilize multiple RISC processors, high-performance and high-density 7200 rpm 3.5 inch disks, and advanced RAID technologies. Systems can be configured in a fraction of the floor space and at a fraction of the cost of traditional solutions. Additionally, the system has been designed with the programmability necessary to provide a growth path for expansion and open systems capabilities. Based on the customer's needs, the Infinity SP can be configured with RAID 0, 1, or 5 capabilities. All systems are delivered with built-in cache expandable up to 1024 MB and include advanced features such as DASD Fast Write, Cache Fast Write, Disk Mirroring, and Data Striping. Infinity SP systems are connected by up to eight OEMI parallel channels with additional connectivity options such as Ethernet.

Infinity SP storage subsystems are capable of delivering  storage
solutions  from  96  gigabytes to multiple terabytes.   The  list
prices  for  entry  level  Infinity SP  systems  begin  at  about
$675,000 and can exceed $2,000,000 for very large systems.


Infinity R/T
The  Encore  Infinity  R/T  offers  high-performance  real-time solutions with the latest in RISC technology.  The Infinity  R/T
Model 300 includes the Alpha AXP(TRADEMARK) processor combined with a 6U VMEbus interface, supporting VME-64 transfer rates of up to 60MB per  second,  and delivers intensive computing  power  and  high performance I/O.  The Infinity R/T Model 300 processor is a  150
MHz  CPU delivering peak execution rates of 300 MIPS.  The Model
300 provides an i960 co-processor to off-load I/O transaction and interrupt functions from the Alpha AXP processor to further optimize the performance of the standard Alpha AXP execution units. The processor includes a 512KB secondary cache and real-time clock timer and interrupts for user applications requiring real-time synchronization.

The Infinity R/T Model 380 provides the CONCEPT(TRADEMARK) user with a migration path that provides both MPX software compatibility and
SELbus  hardware  compatibility with the  processing  power  and application  versatility of the OSF/1 Open  Systems  development
environment.   Utilizing co-processing of  both  an  Encore  RSX
processor and the Infinity R/T Alpha, the processor is combined with Encore Software providing a Distributed Real-Time Executive
(DRTX) to accommodate a single system view for the Infinity R/T
Model 380.

The Infinity R/T family of systems provides the user with OSF/1, POSIX compatibility and SVID Interface. The Alpha AXP running OSF/1 executes a comprehensive list of more than 6,000 applications that are binary compatible with the Infinity R/T Series.

Pricing   for   Infinity  R/T  systems   starts  at  $38,000  and
increases to over $320,000 for a fully configured system.


Encore 90
The Encore 90 Family consists of two principal classes of computer systems: (i) the Encore 91 Series and (ii) the Encore 93 Series. At the low end of the computing range, the 91 Series represents a true real-time system comprised of open system components, bus structures and I/O. The system is implemented on a symmetric RISC multiprocessor (the Motorola 88000) design with a multiple bus architecture to maintain the deterministic response required of real-time applications that are both compute and I/O sensitive.

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


Encore RSX
The  Company's  Encore  RSX  products provide  the  deterministic
performance,   high  aggregate  computational   power   and  high
system   throughput required to process the  demands   associated
with   today's   real-time  applications.   These  features   are
achieved through  a  combination  of a proven family of  hardware products,  a proprietary  Mapped Programming Executive  (MPX-32)
operating  system  and  innovative technology  such  as  Encore's
patented  REFLECTIVE  MEMORY(TRADEMARK).   Replacing  the  Company's  prior
generation  CONCEPT/32 Family, the Encore  RSX  can  provide  the customer with a migration path from the CONCEPT/32 Family to  the open systems Encore 90 Family.  The Encore RSX subscribes to  the
option  of  IEEE  754  floating point  formats.   This  allows  a
seamless  application mathematical interface  to  the  UNIX-based
Encore 90 Family while maintaining CONCEPT/32 object code and SelBUS compatibility. The Encore RSX can optionally run in RISC mode by converting existing object code to the RISC instruction set of the RSX. This significantly enhances system performance without the need for the user to rewrite his applications.

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

The Company also continues to offer support for the large installed base of its prior generation CONCEPT/32 products. These flexible products were designed for OEM system integration, as embedded systems in customer supplied cabinets or as complete distributed processing systems for the most complex real-time tasks. Pricing for these systems starts at $130,000 and increases to over $750,000 for a fully configured system.


Customer Service
Service and support are critical elements in maintaining customer satisfaction. The Company offers its customers a variety of service and support programs for both hardware and software products principally through its own customer service organization supplemented in certain cases by third party maintenance partners with locations throughout the world. The Company also offers maintenance service for selected third party equipment. Specific service and support programs include preventive maintenance, resident labor service, customer training and education, logistics support programs, data facility management and custom technical and consulting services. In addition, the Company provides a dial-in hotline as well as remote diagnostic capabilities to allow problem resolution from Encore's home office.

The Company provides a standard product warranty on its computer systems for parts and labor which generally extends ninety days from the date of installation, but on certain products for up to one year. On its storage processor product line, the standard product warranty for parts and labor generally extends two and, in some cases, may extend three years.

Net sales of the Company's principal product offerings as a percentage of total net sales during the past three fiscal years are as follows:

                              % of total net sales
Product Line                1994      1993     1992
- ------------------         -----     -----     ----
Infinity 90                  7         3         0
Infinity SP                  6         0         0
Infinity R/T                 2         1         0
Encore RSX                  31        36        38
Encore 90                    4         7        14
Customer Service            50        53        48
                           ---       ---       ---
   Total                   100       100       100
                           ===       ===       ===

Sales and Distribution
Encore uses multiple channels of distribution to sell its products. The primary channel for computer system sales has been its direct sales force, consisting of approximately 28 salespersons in 22 sales offices located throughout the United States, Canada and Western Europe. The Company also has joint venture operations in Japan, Hong Kong and Malaysia and various other arrangements with distributors throughout the world.

The Company has expanded its utilization of systems integrators, value-added resellers (VARs) and independent software vendors (ISVs) in its distribution network. Strategically, the Company is committed to continued expansion of its distribution channels through the establishment of marketing alliances with other industry leaders. The most significant development in this area is the agreement between the Company and Amdahl Corporation ("Amdahl"). In 1994, in exchange for purchase commitments of specified volumes, the Company granted to Amdahl exclusive worldwide ( excluding China, Japan and Malaysia) distribution rights for the sales of the Infinity SP product line, except that Encore reserved the right to sell to its pre-existing distributors, United States government agencies and systems integrators responding to United States government bid requests. Additional details concerning the current status of the distribution agreement is included in Legal Proceedings, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note I of Notes to Consolidated Financial Statements.

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

During the years reported, the Company has not been dependent upon any one customer for a material part of its business with no single customer accounting for more than 10% of its sales. However, in fiscal 1994, 1993 and 1992, approximately 32%, 37%, and 29%, respectively of its sales were derived either directly or indirectly from various United States government agencies. None of the Company's contracts with United States government agencies are subject to the renegotiation of profits or termination at the election of the government.


Research and Development
In fiscal 1994, Encore spent $30,339,000 (39.6% of total net sales), on research and development (R&D) activities. In fiscal 1993 and 1992, research and development spending was $23,331,000 (24.9% of net sales) and $22,333,000 (17.1% of net sales), respectively. Fiscal 1994 expenses were $7,008,000 higher than 1993 because of increased levels of spending throughout the year on new product development efforts related to the introduction of the Infinity SP product line and additions to the Infinity R/T Family. Additionally, significant efforts continued throughout the year on further enhancements to the Infinity 90 Family. Fiscal 1993 expenses were $998,000 higher than 1992 due principally to accelerated spending in the fourth fiscal quarter of 1993 on materials used in the development of Infinity SP prototypes. Until the initial Infinity SP product offerings are finalized, the Company will continue to invest heavily in R&D activities.

The fiscal 1994, 1993, and 1992 amounts above do not include certain capitalized software development costs totaling $2,467,000, $2,142,000 and $2,365,000, respectively. The Company also  spent  approximately $1,041,000, $1,187,000 and $70,000  on customer-sponsored engineering activities in fiscal 1994, 1993, and 1992, respectively. In 1994 and 1993, these costs are classified as R&D expenses and are fully offset by reimbursements received from the customer. In 1992 such costs are included in cost of goods sold.

Encore has established technical expertise in three critical technologies: parallel processing, real-time and shared memory distributed systems, and the UNIX environment. The Company's primary emphasis has been to build upon these established technologies and couple the best features of each into its new generation of products, the Infinity 90, Infinity RT and Infinity SP Families. Because of the rapid technological change which characterizes the computer industry, the Company must continue to make substantial investments in the development of new products to maintain and enhance its competitive position. In order to minimize its development cycle, such efforts may be subcontracted to third parties with particular required technological expertise. While this increases the Company's reliance on the performance of others and could result in unplanned delays in the product development process, the Company employs business practices designed to significantly reduce this risk. At this time, Encore has no reason to believe any of its subcontractors present a serious business risk to the Company.

It  is  expected that future annual  R&D expenditures will remain
at  or above current levels and,  as a percent  of  sales,   will
remain high in relation to industry norms.


Manufacturing and Raw Materials
The Company's manufacturing operation is ISO 9002 certified and consists primarily of the assembly and integration of purchased parts, components, and sub-assemblies into computer and data storage systems. Printed circuit boards are assembled using surface mount technology and automatic placement equipment while substantially all peripherals are purchased from third party vendors. Extensive testing and burn-in is performed at the board, component and sub-assembly level and at final systems integration.

Encore's  products are comprised of a wide variety of  electronic
and   mechanical  components,  raw  materials and supplies.   The
Company relies heavily on external sources of supply for these items as well as for other supplies and services. Neither the
Company's   customers  nor its vendors require  Encore  to  carry
significant   amounts  of  inventory  to  meet   rapid   delivery
requirements  or  to secure itself of a continuous  allotment  of
goods   from  suppliers.   The  Company  has  developed  multiple
commercial sources for most components and raw materials used in the manufacture of its computer systems. However because of the relative newness of the product line, Encore does utilize several single source vendors for certain critical components in the Infinity SP product line. While delays in delivery of such single-sourced components could cause unplanned delays in the shipment of certain products, at this time, the Company has no reason to believe any of its single source vendors present a serious business risk to the Company.

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

The primary competitors in the Company's real-time markets are established companies, such as Concurrent Computer Corporation, Digital Equipment Corporation (DEC) and Harris Corporation. Competitors in the information processing market include established companies like DEC, International Business Machines
(IBM), NCR, Hewlett Packard Company (HP), and Sequent Computer Systems. Within the storage products marketplace , the Company competes with IBM, Hitachi Data Systems and EMC Corporation.

Many of Encore's competitors have greater financial, technical, and marketing resources than Encore. In some cases, this places the Company at a disadvantage. However, the Company considers its level of experience and general understanding of real-time applications and its current parallel processing and UNIX technology position to be positive competitive factors.


Patents and Licenses
Encore owns a number of patents, copyrights, and trademarks relating to its products and business. While valuable to Encore, management believes that because of the rapid change in technology such patents, copyrights, and trademarks are of less significance to its success than other factors such as
innovation,   technical  skills,  and  management   ability   and
experience.

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

As part of a 1991 refinancing of the Company and as more fully described in Note I of the Notes to Consolidated Financial Statements, the Company granted a sole and exclusive license to Gould for all of Encore's intellectual property. The intellectual property license is royalty free and contains certain covenants which do not allow Gould to use the Company's intellectual property unless certain sales revenue levels are not reached by the Company. Additionally, Encore has the option to extend the initial exclusivity period for up to 5 additional years by making cash payments to Gould, and the period will be automatically extended if Encore achieves certain operating income levels. Encore may also terminate the license agreement if all borrowings under its revolving credit agreement with Gould are repaid and the commitment under the revolving loan agreement shall have terminated and either (i) the outstanding shares of the Series B Convertible Preferred Stock are converted into either common stock or Series A participating preferred stock or
(ii) all of the outstanding shares of the Series B convertible preferred stock are redeemed or (iii) Encore pays Gould the fair value of the license.

The Company has not achieved the net sales or operating income levels necessary under the agreement to maintain its exclusive right to the use of its intellectual property. In conjunction with the March 17, 1995 exchange of indebtedness for convertible preferred stock discussed more fully in Note L of Notes to Consolidated Financial Statements, the Company and Gould agreed not to exercise certain remedies with respect to the defaults which occurred in 1994 and that Encore's period of exclusive use of the licensed property shall not terminate prior to June 30, 1995. Should the Company be unable to negotiate further extensions to its exclusivity period, Encore could lose its exclusive right to use the intellectual property and Gould at its option could begin to exercise its rights under the agreement. Such an event could have a material adverse effect on the Company's business.


Environmental Matters
Compliance with Federal, State and Local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment are not expected to have a material effect on the capital expenditures, earnings or competitive posture of the Company or its subsidiaries.


Employees
As of December 31, 1994, Encore had 847 full-time employees engaged in the following activities:

                          Employees

          Customer Service                          159
          Manufacturing                             158
          Research and Development/Custom Products  291
          Sales and Marketing                       161
          General and Administrative                 78
                                                    ---
          Total                                     847
                                                    ===

The Company's future success will depend in large part on its ability to attract and retain highly skilled and motivated personnel, who are in great demand throughout the industry. None of the Company's domestic employees are represented by a labor union.


Executive Officers of the Company
The names of the Company's executive officers and certain information about them are set forth below.

         Name                  Age       Position with Company
  ---------------------        ----      -----------------------
  Kenneth G. Fisher             64       Chairman of the Board
                                         and Chief Executive Officer

 Rowland H. Thomas, Jr.         59       President
                                         and Chief Operating Officer

 Charles S. Anderson            65       Vice  President,
                                         Corporate Relations

 Ziya  Aral                     42       Vice President,  Systems
                                         Engineering and Chief
                                         Technology Officer

 Robert  A. DiNanno             48       Vice President and General Manager,
                                         Real-Time Operations

 T. Mark Morley                 46      Vice President, Finance
                                        and  Chief Financial Officer

 Charles S. Namias              36      Vice President,
                                        Corporate Alliances

 James C. Shaw                  47      Vice President,
                                         Manufacturing Operations

 George S. Teixeira             38      Vice President,
                                        Product Business Group

 J. Thomas Zender               55      Vice President,
                                        Corporate Product Management


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

Mr. Aral joined the Company in 1987 and was appointed to his present position of Chief Technology Officer in 1993. Since 1987, he has held various positions of increasing responsibility within the Company including Vice President of Systems Engineering and Senior Technology Consultant. While with the Company, Mr. Aral has been the key innovator and architect of much of the Company's current technology including the Infinity 90 Series. Prior to joining Encore, Mr. Aral was employed by the Reed-Prentice Division of PMCo. in a variety of software engineering positions.

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

Mr. Namias joined the Company in 1983 as Director of Processor Engineering. From 1986 to 1989 he held direct sales and several field sales management positions. In 1990, he was promoted to Director, Strategic Business Alliances and in 1992 promoted to Vice President, Business Development. In 1993, Mr. Namias was appointed Vice President, Corporate Alliances and an officer of the Company. Prior to joining the Company, Mr. Namias was employed by Digital Equipment Corporation and Raytheon Missile Systems.

Mr. Shaw joined the Company in 1989 as Vice President, Manufacturing Operations. In November 1992, he was appointed an officer of the Company. From 1985 to 1989 he served as Senior Director, Manufacturing for Modicon, Inc. Prior to that time, he was Vice President, Manufacturing for Chomerics, Inc., a position he held from 1980 to 1985.

Mr. Teixeira assumed his present position in 1994. From 1991 to 1994, he held the position of Vice President, Product Development. Prior to 1991, Mr. Teixeira held the positions of Vice President of Marketing and Vice President of Product Management. Mr. Teixeira was Director of Product Marketing and Management for the Computer Systems Business of Gould which the Company acquired in 1989. Prior to 1989 he held several progressively more responsible positions since joining Gould in 1981.

J. Thomas Zender joined the Company in August 1989 as Vice President of Marketing. In January 1991, he was appointed Vice President Program Management and in 1992 was appointed Vice President, Corporate Product Management. From 1986 to August 1989, Mr. Zender was Vice President, Corporate Development at
MAI Basic Four, Inc. Before joining MAI Basic Four, he was Vice President of Marketing of Calcomp/Terak Corporation. Mr. Zender served as Vice President of Marketing for
Database Systems Corporation and Director of Marketing for Genrad, Inc. He also served as Vice President of Field Support for ITT Courier as well as holding various management positions with Honeywell Information Systems, Inc. and General Electric Company.


(d) International Operations

The Company maintains sales and service operations in Europe and Canada through wholly-owned subsidiaries. In the Far East, sales and service operations are performed through one or more joint ventures in Japan, Hong Kong and Malaysia and distributor agreements throughout the remainder of the Pacific Rim. In fiscal 1994, approximately 44% of consolidated net sales were derived from foreign operations. The Company believes that its overall profit margins with respect to foreign sales are not materially different from profit margins from domestic sales. In view of the locations and diversification of its foreign activities, the Company does not believe that there are any unusual risks beyond the normal business risks attendant to activities abroad. Encore attempts to limit its foreign currency denominated assets and liabilities to reduce its exposure to foreign currency fluctuations. Additional information relating to the Company's international operations, including financial information segregated by major geographic area, is contained in Note K of the Notes to Consolidated Financial Statements.


Item 2   Properties
Listed   below   are  the Company's principal  facilities  as  of
December 31, 1994.

                                              Owned or    Square Feet
  Location        Principal   Use              Leased    Approximately

 Ft. Lauderdale,   FL       Administrative/     Owned     224,000
                            Development/
                            Marketing

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


Item 3   Legal Proceedings

During 1994 the Company and Amdahl entered into a multi-year Reseller Agreement which provides Amdahl, in exchange for purchase commitments of specified volumes, with the exclusive marketing and distribution rights to the Company's Infinity SP storage product, except for sales to the U.S. government and system integrators responding to U.S. government requests, pre-existing Encore distributors and in Japan, China, and Malaysia, where Encore retains the right to market the products on a non-exclusive basis.

During the second and third quarters of 1994 the Company delivered products to Amdahl under the terms of the agreement which Encore believes conformed fully with the agreement. However, as of December 31, 1994 Amdahl had not paid for the products received.

The Company has had continuing discussions with Amdahl requesting payment of all past due invoices and the resumption of deliveries under the terms of the Reseller Agreement. In response to a February 1995 letter sent by the Company to Amdahl notifying Amdahl of its intent to terminate the Agreement if past due invoices were not paid, Amdahl filed suit in the Delaware Chancery Court on March 29, 1995 seeking to prevent Encore from terminating the Reseller Agreement. On March 30, 1995, Encore and Amdahl agreed to a "Stand-Still" Agreement which, in effect, preserves the status quo to allow the companies time to more thoroughly discuss the contractual issues that exist. The "Stand-Still" Agreement runs until April 14, 1995.

There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries are party to or of which any of their property is the subject. The unfavorable resolution of any of these existing matters would not have an adverse impact on the financial results of the Company.


Item 4  Submissions of Matters to a Vote of Security Holders

No items were submitted to a vote of the security holders during the fiscal quarter ended December 31, 1994.

PART II

Item 5 Market for Registrant's Common Equity and Related Stockholder Matters On March 18, 1994, the Company's common stock was reinstated for trading on the Nasdaq Stock Market under the symbol ENCC. Prior to that time, Encore common stock traded on the OTC electronic bulletin board also under the symbol ENCC. Daily statistics on the Company's stock subsequent to March 18, 1994 can be found in the Nasdaq National Market Issues listing of the newspaper's stock listings.

The high and low closing sale prices of Encore's common stock are shown for fiscal years 1994 and 1993 in the table below:


                    Fiscal 1994      Fiscal 1993 prices
                     High    Low      High        Low
                  ------   -----   ---------   -------
1st Quarter       $4 3/8   2 5/8   $ 1 15/16   $ 1 1/4
2nd Quarter        6 3/8   3 1/8     2 5/8       1 1/2
3rd Quarter        5 1/16  3 13/16   4 1/2       2 5/8
4th Quarter        5 9/16  3         4 1/4       2 3/4




The First National Bank of Boston is the stock transfer agent and registrar of the Company's common stock, and maintains shareholder records. The agent will respond to questions on change of ownership, lost stock certificates, consolidation of accounts, and change of address. Shareholder correspondence on these matters should be addressed to:

The  First National Bank of Boston
Shareholder Services Division
P.O. Box 644
Boston, Massachusetts 02109.



As of April 4, 1995, there were approximately 3,204 holders of record of the Company's common stock. The Company has never paid cash dividends on its common stock and does not anticipate the payment of cash dividends in the foreseeable future. Under the terms of the Company's current financing agreements, the Company is prohibited from paying dividends on its common stock.

Item 6

Selected Financial Data
(in thousands except                                   -
  per share data)
                                              Pro Forma   ------------for the year ended December 31-------
                                                1994(2)     1994      1993    1992       1991       1990
                                               -------   -------   -------  --------   --------   --------
Net sales                                      $76,550   $76,550   $93,532  $130,893   $153,302   $215,206
Operating loss                                 (50,848)  (50,848)  (62,085) (22,544)   (54,938)    (8,341)
Loss before
 extraordinary items                           (54,556)  (54,556)  (69,565) (32,522)   (65,388)   (30,147)
Net loss                                       (54,556)  (54,556)  (69,565) (32,522)   (65,388)   (29,646)
Loss per common share
 before extraordinary items                      (1.68)    (1.68)    (2.01)    (.98)     (1.87)      (.86)
Net loss per common share (1)                    (1.68)    (1.68)    (2.01)    (.98)     (1.87)      (.84)
Weighted average shares of
  common stock outstanding (1)                  40,755     40,755    39,273   37,899      36,466    35,249
Working capital                                 15,938     20,237     3,499   14,270      16,014    40,916
Total assets                                    98,762     98,762    84,070  105,686     121,186   162,180
Long term debt                                  39,249     89,249   112,919   66,413     106,588   140,666
Redeemable preferred stock                         -          -        -       -         4,246      -
Shareholders' equity
  (capital deficiency)                          23,661    (22,040)  (66,560)    508     (42,137)  (23,693)

(1) See Notes A and J of the Notes to Consolidated Financial Statements for information on the calculation of net loss per share. During 1994, the Company paid preferred stock dividends of $13,986,600 in additional shares of the appropriate class of preferred stock. During 1993 preferred stock dividends on the Series B and Series D preferred stock of $9,184,700 were accumulated by the Company and subsequently paid during 1994 in additional shares of preferred stock. During 1992, preferred stock dividends on the Series B and Series D preferred stock of $4,471,400 were paid with additional shares of the appropriate class of preferred stock.

(2) As discussed in Note L of the Notes to Consolidated Financial Statements, the Company and Gould Electronics Inc. completed a recapitalization of the Company subsequent to the Balance Sheet date. The column headed Pro Forma 1994 shows the Selected Financial Data on a Pro Forma basis as if the recapitalization had been done at December 31, 1994.



Selected Fiscal Year 1994 and 1993 Quarterly Financial Data
(in thousands except  per share data;  unaudited)

Fiscal Year  1994                    Quarter 1     Quarter 2   Quarter 3   Quarter 4     1994
- --------------------                 ---------     ---------   ---------   ---------   --------
Net Sales                            $ 19,489       $22,336     $16,558    $18,167    $76,550
Gross Profit                            7,220         6,236       6,198     (4,011)    15,643
Net loss before extraordinary item     (8,904)      (10,949)    (10,761)   (23,942)   (54,556)
Net loss (a)                           (8,904)      (10,949)    (10,761)   (23,942)   (54,556)
Net loss per share before
extraordinary item                       (.28)         (.36)       (.36)      (.68)     (1.68)
Net loss per common share                (.28)         (.36)       (.36)      (.68)     (1.68)

Fiscal Year  1993                   Quarter 1     Quarter 2   Quarter 3   Quarter 4     1993
- --------------------                 ---------     ---------   ---------   ---------   --------
Net Sales                             $28,419       $22,341     $21,431   $21,341     $93,532
Gross Profit                           10,381         5,436       7,337     4,547      27,701
Net loss before extraordinary item     (8,345)      (25,982)    (10,903)  (24,335)    (69,565)
Net loss (a)                           (8,345)      (25,982)    (10,903)  (24,335)    (69,565)
Net loss per share before
 extraordinary item                      (.27)         (.73)       (.33)    (.68)       (2.01)
Net loss per common share                (.27)         (.73)       (.33)    (.68)       (2.01)

(a) Quarter 4, 1993 and Quarter 2, 1993 include restructuring charges of $10,422,000 and $12,843,000, respectively.

 Item 7   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview

Encore Computer Corporation ("Encore" or the "Company") was founded in May 1983 and was in the development stage until October 1986. During this period, the Company was primarily involved in the research, development and marketing of UNIX-based computers and terminal servers. In 1989, Encore significantly increased its size and worldwide marketing presence when it acquired substantially all of the assets of the Computer Systems Division of Gould Electronics Inc. (the "Computer Systems Business"). This was a significantly larger business which for over twenty-five years provided real-time computer systems solutions to the simulation, range and telemetry, and energy marketplaces.

During the late 1980s, product demand in the computer marketplace began to migrate from more traditional proprietary computing technologies towards an open systems technology. The Company anticipated this market trend and subsequent to the acquisition of the Computer Systems Business targeted its research and development efforts towards programs to develop a new generation of open system computers. Since the beginning of 1992, the Company has spent approximately $76,000,000 in research and development activities. This has resulted in the current availability of a family of open system computers and storage systems targeted toward demanding, time critical applications in both the general purpose computing and real-time marketplaces. The most recent of these offerings include (i) the Infinity 90, an open system alternative mainframe computer, available since the second half of 1992, (ii) the Infinity R/T, a real-time version of the Infinity 90, released for volume shipments in the second half of 1993 and (iii) the Infinity SP storage processor which began early production shipments in 1994 .

The general opinion of industry analysts is that future computer solutions will be based on open systems and standards. The Company's open systems products designed to meet these requirements have been favorably reviewed by certain market research firms. However, this market is still in its infancy. Many data processing users are only now beginning to define their strategies for implementation of open systems technology. Accordingly, demand for the Company's open systems products has been weaker than anticipated. Sales of such new products have been insufficient to offset declines in older, established products which have reached the end of their competitive life cycle. Total net sales have decreased from $130,893,000 in 1992 to $76,550,000 in 1994 and as a result the Company has incurred significant net losses in all years reported.

Addressing the declining revenue base and resultant lower gross margin dollars, management has taken aggressive actions throughout this period to restructure the organization to levels more consistent with the declining size of the Company. These actions have included reducing the workforce to levels required to support the business, eliminating organizational redundancies and consolidating certain facilities to eliminate unneeded capacity. In connection with the restructuring activities, the Company has also recognized the non-recoverability of certain capitalized software products and the impairment in value of certain other long lived assets, including goodwill. As a result of the actions taken, the Company has recorded restructuring charges of $28,513,000 over the three year period. The Company's future success will be based on the success of its research and development activities. Accordingly, the Company will continue to invest heavily in research and development. In future periods, research and development spending as a percentage of net sales will remain high in comparison to industry averages. The Company believes that this will allow it to provide early availability of leading-edge computer technology which could position the Company favorably as the marketplace continues to mature.

With the net losses incurred in the three years ended December 31, 1994, the Company has not generated sufficient levels of cash flow to fund its operations and cumulatively has used cash in operating and investing activities of $157,463,000. The principal source of financing has been provided by Japan Energy Corporation ("Japan Energy") and certain of its wholly owned subsidiaries (collectively known as the "Japan Energy Group"). As discussed in more detail below and in Note L of Notes to Consolidated Financial Statements, as of March 17,1995 the
Company and the Japan Energy Group completed an exchange of indebtedness for Series F Cumulative Convertible Preferred Stock ("Series F"). As part of this transaction, Gould Electronics Inc. ("Gould"), a wholly owned subsidiary of Japan Energy agreed, among other things, to exchange $50,000,000 of indebtedness owed to it by the Company for Series F with a liquidation preference of $50,000,000. Additionally, Gould agreed to: (i) provide an additional $25,000,000 borrowing capacity by raising the limit of the Company's loan agreement to $80,000,000, (ii) extend the loan's maturity until April 16, 1996 and (iii) waive compliance with the financial covenants of the agreement until January 1, 1996.

Should the Company continue to incur significant losses, it will be difficult to operate as a going concern without the continued financial support of the Japan Energy Group. Until the Company returns to a sustained state of profitability, it will not be able to secure sufficient financing from other sources. Accordingly, should the Japan Energy Group withdraw its financial support prior to the time the Company returns to profitability, the Company will experience a severe liquidity crisis and have difficulties settling its liabilities in the normal course of business. Management believes the current availability of new technology products, such as the Infinity 90 and Infinity SP, could improve the Company's revenue stream and related profitability. However until such time, the Company will continue to adjust spending to levels consistent with expected business conditions.


Comparison of Calendar 1994, 1993 and 1992.

Net sales for 1994 were $76,550,000 compared to net sales for 1993 and 1992 of $93,532,000 and $130,893,000, respectively. The
1994 revenue decline is due to both lower equipment and service sales. In 1994, equipment sales decreased to $38,412,000 from $43,622,000 and $67,840,000 in 1993 and 1992, respectively.
Service  revenues  for  1994, 1993, and  1992  were  $38,138,000,
$49,910,000 and $63,053,000, respectively. In general as discussed below, the principal service sales declines since 1992 are due to lower equipment sales volumes.

Despite the availability of new technology products such as the Infinity SP, the Infinity 90 and Infinity R/T and continued enhancements to the other traditional product lines, 1994 equipment sales decreased from prior years. This decline is due in large part to the fact that (i) certain of the Company's real-time products have reached the end of their life cycles and are increasingly less competitive in today's marketplace and (ii) acceptance of the Company's new open systems technology products in the information systems marketplace has been slower than anticipated.

Prior to 1992 the Company's principal product offerings were proprietary architectures whose core technology was developed in the early 1980s. Although product enhancements were made, over time these older products have lost some of their technological edge. Accordingly, the Company has been increasingly less competitive selling into new, long-term programs in its traditional real-time markets. As a result, such product revenues have declined significantly. Replacement products based on open systems technology have been available from the Company since 1991, however, demand in the real-time markets for initial versions of the replacement products was disappointing. Accordingly, since 1991 the Company has experienced significant average annual declines of approximately 26% in its real-time equipment sales. To improve its market acceptance, the Company recently released additional, new versions of the Infinity R/T based on the Digital Equipment Corporation's Alpha AXP 21064 RISC processor for volume shipments. These versions appear to be more favorably received by customers and during the second half of 1994, the Company began delivery of the product.

The Company has targeted the information processing market as a strategic growth market. Since 1991 Encore has developed a series of open system products targeted at this market culminating in the availability of the Infinity 90. However, the open systems computer market is still in its infancy. Data processing users are now beginning to adopt this technology but the migration of a data processing operation to an open systems technology is generally viewed as a complex and expensive process. To minimize the perceived risks associated with this migration, early adapters have often selected larger, more established companies as their computer hardware provider. Accordingly, while its products and technology have received favorable reviews by certain market research firms, Encore has had difficulty penetrating the marketplace.

Reflective of the Company's declining system sales and continued price competitiveness in the marketplace, service revenues have declined from the prior years by 24% and 21% in 1994 and 1993, respectively. However, as a percentage of total net sales, service revenues have increased from 48% in 1992 to 50% in 1994. Most of the Company's installed equipment base remains in use for several years after installation and customers generally elect to purchase maintenance contracts for their system while it is in service. Accordingly, the rate of decline in service revenues has lagged that of equipment revenues and since 1992 service revenues have become an increasingly larger portion of the Company's sales mix.

The decline in net sales has occurred in both the domestic and international markets. International sales in 1994, 1993 and 1992 were $33,937,000, $41,371,000 and $65,209,000 or 44%, 44%, and 50%, respectively of total net sales. Sales achieved in 1994 represent an average annual decline of 28% from 1992. The principal decreases in international sales in all years have occurred in Western Europe. The European markets have been adversely affected by the same factors as the overall business discussed above. In light of the downturn in international operations, management has taken various actions including those discussed below to reduce expenses to levels more consistent with expected future business levels. In 1993 and 1992 decreasing international margins caused by the declining revenue were not fully offset by the lower operating expenses. As displayed in Note K of Notes to Consolidated Financial Statements, international operations incurred operating losses in those years. In 1994, international operations returned to profitability as the full benefit of the cost reduction actions were realized. The financial results of international operations are not expected to improve further until such time as product demand increases significantly.

During  the  three  years  ended December  31,  1994,  no  single customer accounted for more than 10% of the Company's annual sales. However, sales to various U.S. government agencies have represented approximately 32%, 37% and 29% of net sales in 1994, 1993 and 1992, respectively. The Company recognizes that reductions in current levels of U.S. government agency spending on computers and computer related services could adversely affect its traditional sources of revenue. To mitigate any potential risk, plans are in place to strategically expand into non-traditional, high growth markets with the Infinity 90 and
Infinity SP Family of products. The high speed processing capabilities of these products combined with the architecture's scalability, make the products well suited for applications traditionally thought to be the sole domain of mainframe computers and proprietary subsystems. Among the markets being targeted by the Company are the decision support system/commercial parallel processing markets and data storage markets where high speed performance is a critical factor.

One example of this effort is the execution of a five year Reseller Agreement between the Company and Amdahl Corporation ("Amdahl Agreement") which allows Amdahl the right to distribute the Company's Infinity SP under the Amdahl brand. The agreement provides Amdahl with the exclusive marketing and distribution rights to the product in exchange for purchase commitments of specified volumes, except for sales to the U.S. government agencies, system integrators responding to government agency bid requests, pre-existing Encore distributors and in Japan, China, and Malaysia, where Encore retains the right to market the products on a non-exclusive basis. The Amdahl Agreement as amended establishes procurement schedules, which if certain product requirements are met, could require Amdahl to purchase a significant amount of products from Encore. However, since entering into the agreement certain significant contractual issues have arisen. These issues, discussed in detail in the following paragraphs and Note I of Notes to Consolidated Financial Statements, have resulted in a slower than anticipated ramp-up of deliveries to Amdahl.

In the second and third quarters of 1994, the Company and Amdahl agreed to begin product deliveries under the terms of the Amdahl Agreement. After delivery of the initial shipments of Infinity SP's and related spares, Amdahl informed the Company of its decision to postpone further deliveries until Amdahl's testing confirmed that the product included all the performance, features and functionality it believed were required under the terms of the Amdahl Agreement. In addition, Amdahl has refused to pay for the products delivered to it in 1994. These actions have resulted in a significant delay in the realization of product revenues and significant unplanned increases in inventory levels, and is largely responsible for the deterioration of operating cash flows. The Company believes the products delivered to Amdahl conformed fully with the terms of the Agreement. The Company has had continuing discussions with Amdahl requesting payment of all past due invoices and the resumption of deliveries under the terms of the Amdahl Agreement. Amdahl has filed suit in the Delaware Chancery Court seeking to prevent Encore from terminating the Agreement ( see Item 3 "Legal Proceedings"). Because of the current uncertainties surrounding the outcome of the discussions between the companies, management has considered it prudent to establish certain reserves at December 31, 1994 by charging cost of goods sold including (i) an allowance of $3,300,000 against past due Amdahl trade receivables of $6,100,000 and (ii) an adjustment of $5,600,000 against the $22,300,000 carrying value of Infinity SP inventory.

Previously, no one customer has represented a significant portion of the Company's total business. However, should Amdahl purchase Infinity SP products in the quantities to which they committed in the Amdahl Agreement, they could become a significant portion of Encore's future revenues. The Company recognizes that certain business risks can exist whenever one company becomes a significant portion of another's total business. To limit its exposure to such possible future risk, the Company will continue to seek out additional strategic distribution partnerships with other companies for all of its products as allowed under the terms of its existing customer agreements; including the agreement with Amdahl.

In connection with the Company's sales to United States Government agencies, certain government agencies, such as the Department of Defense, are precluded from awarding contracts which require access to classified information to foreign owned or controlled companies. The principal source of both debt and equity financing for the Company has been through Japan Energy (a Japanese corporation) and certain of its wholly owned subsidiaries. Aware of U.S. government limitations on the ability of certain agencies to do classified business with foreign owned or controlled companies, Encore and the Japan Energy Group have proactively worked to comply with all U.S. government requirements. In this connection, the Japan Energy Group has agreed to accept certain terms and conditions relating to its equity securities in the Company, including limitations on the voting rights of its shares, limitations on the number of seats it may have on the board of directors and certain restrictions on the conversion of its preferred shares into common stock. In connection with the recapitalizations discussed in more detail below and in Notes G, J, and L of the Notes to Consolidated Financial Statements, the Company requested the United States Defense Investigative Service ("DIS") to review the relationship between the Company, Japan Energy, and Japan Energy's wholly owned subsidiaries, Gould and EFI International Ltd. ("EFI"), under the United States Government requirements relating to foreign ownership, control or influence. DIS has indicated that it has no objection to the relationship.

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

To improve demand for its products, the Company continues to actively leverage and enhance the core technology of its open system products. One such result of this effort is the recent availability of the Infinity SP storage processor. Utilizing the technology of the Infinity 90, the Infinity SP offers a new, cost effective, high performance approach to traditional applications in the high growth data storage markets. Additionally, Encore continues to seek out strategic distribution partners whose industry presence, expertise and sales channels will allow it to more efficiently bring the Company's leading edge open system product offerings to market .

Total cost of sales decreased in 1994 to $60,907,000 from $65,831,000 in 1993 and $79,040,000 in 1992. The decrease in all years reported was due generally to lower sales volumes and lower spending resulting from the restructuring of manufacturing and customer service operations during the three year period. Since the beginning of 1992, manufacturing and customer service headcount have been reduced by 50%, certain customer service field operations have been closed or scaled down, and all manufacturing operations have been consolidated in Melbourne, Florida. In 1994 lower costs realized as a result of lower sales volumes and lower spending levels were partially offset by fourth quarter charges of $3,300,000 establishing an allowance against past due Amdahl accounts receivable and an adjustment of $5,600,000 against the $22,300,000 carrying value of Infinity SP inventory of built for delivery to Amdahl. An additional discussion of the facts and circumstances surrounding this charge is included in Note I of Notes to Consolidated Financial Statements under the caption Concentrations of Credit Risk.

Gross  margins on equipment sales in 1994 were $3,360,000  (8.7%)
compared to 1993 gross margins of $14,041,000 (32.2%) and $33,557,000 (49.5%) in 1992.

The decrease in 1994 equipment gross margins of $10,681,000 is due principally to: (i) the one time charge reserving $3,300,000 of Amdahl accounts receivable discussed above, (ii) lower margins of $2,290,000 on lower equipment sales, (iii) lower margins of $2,941,000 due to a shift in sales mix towards lower margin products, (iv) increased obsolescence costs of $1,799,000 inclusive of the one time $5,600,000 adjustment of Infinity SP inventory as discussed above and, (v) miscellaneous other cost increases of $351,000. The decrease in 1993 equipment gross margins of $19,516,000 is due principally to: (i) lower margins of $12,500,000 on lower equipment sales, (ii) lower margins of $2,200,000 due to price erosion, (iii) increased inventory obsolescence charges of $3,280,000 in connection with the Company's continued migration to its newer open systems product offerings and, (iv) non-recurring engineering charges and other miscellaneous cost increases of $1,536,000.

1994 service gross margin was $12,283,000 (32.2%), a decrease of $1,377,000 from 1993. The lower margin is due to lower revenues of $11,772,000 which were mostly offset by lower operating costs achieved through restructuring actions taken during both 1993 and 1992. Among the most significant of these actions occurred during the fourth quarter of 1993 when the Company entered into an agreement with Halifax Corporation ("Halifax"). The agreement, which took full effect during the three month period ended April 3, 1994, provides for Halifax to supply a large portion of the manpower necessary to service equipment under domestic maintenance contracts with the Company. Accordingly, service operations was able to significantly reduce its workforce during both the fourth quarter of 1993 and the first quarter of 1994. As a result, during 1994 labor, benefits and employee related expenses and supplies decreased by $9,119,000 from the prior year. Additionally, during 1994 management continued its consolidation of marginally profitable field offices resulting in lower rent expense of $796,000. Among the principal cost reductions achieved in 1993 were lower employee costs of approximately $5,500,000 due to reduced headcount, lower field office rental costs of approximately $1,200,000 as marginally profitable field locations were consolidated or closed and other miscellaneous cost reductions of $1,807,000.

Service business profitability continues to be unfavorably affected by the Company's declining computer equipment sales, competitive pricing pressures, declining defense spending which has resulted in some maintenance program cancellations, and the termination of certain other service contracts as older installed systems are being decommissioned by their users. Since 1990 approximately 25% of each year's existing service contracts have not been renewed with the Company.

Management has implemented various plans over the three year period ended December 31, 1994 to minimize the effect of declining equipment and service sales on gross margins. These actions have included reductions in workforce, the closing and consolidation of unprofitable field operations and the outsourcing of certain business functions as done in the Halifax agreement discussed above. In future periods, management will continue to assess the levels of spending in relation to the forecasted size of the business and will, when necessary, make appropriate adjustments.

During 1994, research and development expenses increased by $7,008,000 to $30,339,000 (39.6% of net sales). The increase is due principally to the acceleration of efforts to finalize the development of certain new product offerings including the Infinity SP product line. Among the significant expense increases during 1994 are: (i) higher labor, benefits and employee related expenses of $2,999,000, as both the permanent and temporary research and development workforce increased, (ii) increased development material and supplies expenses of
$1,597,000 in support of the finalization of new product prototypes, (iii) higher software and consulting expenses of $1,139,000 associated with the development of the Infinity SP, and (iv) other miscellaneous cost increases of $1,273,000. 1993 research and development expenses were $23,331,000 (24.9% of net sales) or an increase of $998,000 from 1992. The increase in spending is due to efforts in the fourth quarter of 1993 to accelerate the availability of new products then scheduled for release in the first half of 1994. As a result of both lower net sales and higher expense levels, research and development expenses as a percentage of net sales in 1994 increased to 39.6% from 24.9% and 17.1% in 1993 and 1992, respectively. Over the three year period, management has elected to increase expenditures on those strategic product offerings necessary to the future growth of the business while significantly reducing the level of investment in areas outside the Company's principal focus. To effectively compete in its market niches, the Company must continue to invest aggressively in research and development activities. While the aggregate amount invested by the Company in research and development may not decrease significantly during the next several quarters, it is expected that as sales increase research and development spending as a percentage of net sales will return to lower levels.

Sales, general and administrative ("SG&A") expenses in 1994 were $36,152,000 compared to $42,499,000 and $45,156,000 in 1993 and
1992, respectively. In 1994, SG&A expenses decreased in part due to lower commissions on the year's lower sales but also due to management's actions taken to minimize headcount, close or consolidate marginally profitable field offices and to more effectively focus its advertising programs. In this regard, commissions decreased by $512,000, labor, benefits and other employee related expenses decreased $5,125,000 as headcount decreased by approximately 20% from 1993, advertising spending declined by $900,000 and rent expenses decreased $786,000. These reductions were partially offset by increased consulting expenses of $644,000, related in part to the introduction of the Infinity SP, and other miscellaneous increases of $332,000. SG&A expenses decreased by $2,657,000 in 1993 when compared to 1992 due primarily to (i) the effect of prior restructuring actions taken by the Company, including lower labor on a reduced 1993 workforce and (ii) lower sales commissions due to lower 1993 revenues. These savings were partially offset by a non-recurring non-cash charge to compensation expense of $788,000 made in connection with the extension of the expiration date of certain stock options made during the Company's fourth fiscal quarter. A more complete discussion of this transaction is included in Note J of Notes to the Consolidated Financial Statements. As a percentage of net sales, SG&A expenses were 47.2%, 45.4% and 34.5% in 1994, 1993, and 1992, respectively. The increase as a percentage of sales reflects the fact that reductions in SG&A spending have been more than offset by declines in net sales. This is partially due to the time delay in reducing certain fixed costs. In the future, sales, general and administrative costs should begin to return to lower levels as a percentage of net sales.

In 1993 and 1992, the Company took actions to restructure its operations to levels consistent with the then expected levels of future revenues. As discussed in Note F to Consolidated Financial Statements, 1993 and 1992 operating expenses include restructuring charges of $23,265,000 and $5,248,000, respectively.

During the second and fourth quarters of 1993 management evaluated its then latest financial forecasts of the business. In light of lower than previously expected sales volumes, management initiated actions to restructure its operations including the reduction of its workforce to levels consistent with planned future sales and the reassessment of carrying values of certain long lived assets including property and equipment and goodwill. In June 1993, the Company reduced its workforce by approximately 10% with significant reductions made in manufacturing, customer services and international sales operations and then in the fourth quarter of 1993 approved plans to further reduce the European workforce by 20% and U.S. headcount by approximately 8%. Because of the reduced field sales and service workforce, actions were also taken to eliminate the resulting excess field office space by closing those offices which were underutilized.

Because of the decline in traditional real-time product line profits, the Company evaluated its investment in the property and equipment employed to support future real-time product sales. As a result of the analysis, management recognized the permanent impairment in value of certain of these assets by writing off their carrying values.

Finally, in light of the continuing revenue decline and the erosion of the earnings premium of the real-time business which the Company acquired from Gould in 1989, management determined any excess value associated with the acquired business was fully amortized. In this regard, the Company wrote off the remaining carrying value of goodwill which it had originally recorded in connection with the 1989 acquisition.

The 1992 restructuring charge includes severance and outplacement costs associated with a 9% reduction in the workforce, the write-off of certain capitalized software assets relating to the on-going transition of the Company's UNIX-based product lines, and certain costs to be incurred related to the closure of certain sales and service offices. $1,250,000 of this charge reflects non-cash charges to operations and as a result of the 1992
restructuring,   annual  operating  expenses  were   reduced   by
approximately $6,000,000.

The  Company recognized goodwill in recording the acquisition  of the Computer Systems Business which represented the excess of acquisition cost over the fair value of assets acquired. During 1991 management determined the future earnings power associated with certain portions of the acquired Computer Systems Business had diminished significantly. Accordingly, in the fourth quarter of 1991, the Company wrote down the carrying value of goodwill from $12,979,000 to $4,979,000 by charging operations. The carrying value of goodwill after the write-down was equivalent to the estimated remaining earnings premium associated with the Computer Systems Business. During 1992 in light of the declining base of acquired business, management increased the rate of amortization of goodwill so that by the end of 1994 any excess value associated with the Computer Systems Business would be fully amortized. However, because of the continued decline in the acquired business during 1993, the remaining carrying value of goodwill ($2,628,000) was written off by charging operations.

Interest expense decreased to $3,363,000 in 1994 from $6,380,000 in 1993 and $7,425,000 in 1992. During each year reported, Encore completed a series of refinancing agreements with Japan Energy, Gould and EFI as discussed in more detail below and in Notes G and J of Notes to Consolidated Financial Statements. As a result of the various refinancings in the three year reporting period, the Company's annual interest expense was reduced by approximately $13,000,000 through the conversion of debt with a face value of $180,000,000 into the Company's preferred stock.

Interest income decreased in 1994 by $6,000 to $128,000 compared to $134,000 and $263,000 in 1993 and 1992, respectively due primarily to lower interest rates.

Other expense decreased by $850,000 from 1993's other expense of $780,000 and other expense in 1992 of $2,077,000 due principally to lower foreign exchange losses.

Income taxes provided in 1994, 1993, and 1992 relate to taxes payable by foreign subsidiaries (see Note H of the Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

Because of operating losses incurred for the three years ending December 31, 1994, the Company has been unable to generate cash from operating activities. In 1994, 1993, and 1992, the Company used cash in operating activities of $64,409,000, $36,415,000 and $15,307,000, respectively.

From 1993 to 1994, cash used in operating activities increased by $27,994,000. While 1994's net loss (net of non-cash items) decreased from the prior year by $331,000 to $43,707,000, the Company significantly increased its investment in accounts receivable and inventories as a result of the acceleration of activity under the Amdahl Agreement. In this connection, accounts receivable increased by $3,014,000. Inventories increased by $9,795,000 due principally to increased Infinity SP finished goods built for sale to Amdahl and only partially offset by reductions made in loaned equipment and other product line inventory levels. In addition to the increases associated with the start-up of the Amdahl Agreement, at December 31, 1994 accounts payable and accrued expenses were $9,048,000 lower than the prior year as: (i) the Company settled $6,048,000 of restructuring costs during the current year which were accrued at December 31, 1993, (ii) accrued salaries and benefits decreased by $694,000 due to a lower worldwide workforce at December 31, 1994 and, (iii) other miscellaneous accrued expenses decreased by $2,306,000. Finally, the Company realized other miscellaneous working capital increases of $1,182,000.

Cash used in operating activities in 1993 increased by $21,108,000 from 1992 to $36,415,000. A higher 1993 net loss
(net of non-cash items) of $44,038,000 compared to 1992's $12,161,000 was partially offset by reductions of $7,638,000 made in working capital at December 31, 1993. During 1993 accounts receivable decreased by $11,857,000 due in large part to the year's lower net sales. Such improvement was offset by increased inventories of $2,031,000 and $2,188,000 of other working capital increases.

Expenditures for property and equipment during 1994, 1993 and 1992 were $13,089,000, $11,780,000 and $10,119,000, respectively. Expenditures for capitalized software during 1994, 1993, and 1992 were $2,467,000, $2,142,000 and $2,365,000, respectively. As of December 31, 1994, there were no material commitments for capital expenditures.

The Company used cash in operating and investing activities during 1994, 1993 and 1992 of $79,745,000, $50,277,000 and
$27,441,000, respectively. These cash outflows were principally offset by cash provided through financing activities of $78,496,000, $49,007,000 and $24,327,000 in 1994, 1993, and 1992,
respectively. The principal source of financing has been through various agreements provided by the Japan Energy Group.

As discussed in more detail in Notes G, J and L of Notes to Consolidated Financial Statements, since 1989 Gould has provided the Company with its revolving credit facility. Additionally, during the three years ended December 31, 1994 the Company and the Japan Energy Group have entered into a series of financing transactions involving the cancellation of $190,000,000 of indebtedness owed by the Company to the Japan Energy Group in exchange for the issuance of various classes of the Company's Preferred Stock to the Japan Energy Group.

During the next twelve months and until such time in the future as the Company returns to a state of continued profitability, it will have to fund its operating activities through further financing activities. The Company believes the amounts currently available under its credit agreement with Gould should be sufficient to meet such needs through December 31, 1995. Until and beyond that time, should the Japan Energy Group withdraw its financial support before the Company returns to profitability by either failing to renew existing debt agreements as they expire or failing to provide additional credit to the Company as needed, the Company anticipates it will not be able to secure financing from other sources. In such a case, the Company will suffer a severe liquidity crisis and it will have difficulties settling its liabilities in the normal course of business.

The majority of the year end cash on hand of $2,517,000 was at various international subsidiaries. With minor exceptions, all cash is freely remittable to the United States.

 ITEM 8    Financial Statements and Supplementary Data


                    REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors
of Encore Computer Corporation


We have audited the consolidated financial statements and the financial statement schedule of Encore Computer Corporation and Subsidiaries listed in Item 14 (a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

As discussed in Note L to the consolidated financial statements, Japan Energy Corporation and Gould Electronics Inc., a wholly owned subsidiary of Japan Energy Corporation (collectively, the "Japan Energy Group") have exchanged approximately $50 million of the Company's outstanding indebtedness for preferred stock and have increased the working capital facility by an additional $25 million. The Company is dependent upon the support of the Japan Energy Group for its financing requirements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated
financial   position   of   Encore   Computer   Corporation   and
Subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND L.L.P.
Coopers & Lybrand L.L.P.

Miami, Florida
February 17, 1995 except for Note L as to which the date is March 27, 1995.


ENCORE COMPUTER CORPORATION
Consolidated Statements of Operations
(in thousands except per share data)
                                                               Year Ended:
                                                 December 31,   December 31,     December 31,
                                                       1994        1993           1992
                                                   ---------    --------      ---------
Net sales:
     Equipment                                  $     38,412    $     43,622   $     67,840
     Service                                          38,138          49,910         63,053
                                                   ---------         --------   -----------
          Total                                       76,550          93,532        130,893

Costs and expenses:
     Cost of equipment sales                          35,052          29,581         34,283
     Cost of service sales                            25,855          36,250         44,757
     Research and development                         30,339          23,331         22,333
     Sales, general and administrative                36,152          42,499         45,156
     Amortization of goodwill                           -                691          1,660
     Restructuring costs                                -             23,265          5,248
                                                    ---------        --------      ---------
          Total                                       127,398        155,617        153,437
                                                    ---------       --------      ---------

Operating loss                                        (50,848)       (62,085)       (22,544)

     Interest expense, principally
      related parties                                  (3,363)        (6,380)         (7,425)
     Interest income                                      128            134             263
     Other expense, net                                    70           (780)         (2,077)
                                                    ---------        --------      ---------
Loss before income taxes                              (54,013)       (69,111)        (31,783)

Provision for income taxes (Note H)                       543            454             739
                                                      ---------     ---------    ---------
Net loss                                        $     (54,556)    $  (69,565)     $ (32,522)
                                                   ==========      =========      =========

Net loss per common share (Note A):


Net loss attributable to common
     shareholders                                  $   (68,543)   $ (78,750)      $   (36,993)
                                                     ==========    =========       ===========
Loss per common share                              $     (1.68)   $   (2.01)      $   (0.98)
                                                    ==========    =========          =========
Weighted average shares
     of common stock                                    40,755       39,273             37,899
                                                     ==========     =========        =========


The accompanying notes are an integral part of the consolidated financial statements.

ENCORE COMPUTER CORPORATION
Consolidated Balance Sheets
(in thousands except share data)




                             (UNAUDITED)
                              PROFORMA
                             December 31,     December 31,       December 31,
                                  1994           1994                1993
                               --------        --------          --------
                            (See Note L)
ASSETS

Current assets:
 Cash and cash equivalents (Note A)       $     2,517       $     2,517      $     3,751
 Accounts receivable, less allowances
  of $5,017 in 1994 and $2,150 in 1993         19,855           19,855           16,555
 Inventories (Notes A and B)                   27,555           27,555           17,764
 Prepaid expenses and other
  current assets (Note C)                       1,863            1,863            3,047
                                             --------          --------         --------
      Total current assets                     51,790           51,790           41,117

 Property and equipment, net
   (Notes A and D)                             40,921           40,921           37,603
 Capitalized software, net
   (Notes A and E)                              5,139            5,139            4,403
 Other assets                                     912              912              947
                                             --------          --------        --------
      Total assets                       $     98,762     $     98,762       $   84,070
                                             =========        =========       =========

LIABILITIES AND SHAREHOLDERS'
  EQUITY (CAPITAL DEFICIENCY)

Current liabilities:

 Current portion of long term
  debt-related parties (Note G)          $       -       $      -         $       -
 Current portion of long term
  debt-other (Note G)                            195            195               197
 Accounts payable and accrued
  liabilities (Notes F and G)                 35,657         31,358            37,421
                                             --------       --------          --------
 Total current liabilities                    35,852         31,553            37,618

 Long term debt - related
  parties (Note G)                            38,421         88,421          111,924
 Long term debt - other (Note G)                 828            828              995
 Other liabilities (Note G)                       -              -                93
                                            --------          --------       --------
   Total liabilities                          75,101        120,802          150,630
                                            --------        --------        --------

Commitments and contingencies
 (Note I)


Shareholders' equity (capital
  deficiency) (Note J and L) :

  Preferred stock, $.01 par value;
   authorized 10,000,000 shares:
    Series A Convertible Participating
     Preferred, issued 73,641 shares
     in 1993 and 1992                              1              1                 1
    6% Cumulative Series B
     Convertible Preferred, issued
     666,453 and 591,625 in 1994 and
     1993, respectively with an
     aggregate liquidation preference of
     $66,645 and $59,162 in 1994 and
     1993, respectively                            7              7                 6
    6% Cumulative Series D Convertible
     Preferred, issued 1,019,787 and
    905,283 shares in 1994 and 1993,
    respectively with an aggregate
    liquidation preference of $101,978
    and $90,528 in 1994 and 1993,
    respectively                                  10             10                 9
   6% Cumulative Series E Convertible
    Preferred, issued 1,042,381 in 1994
    with an aggregate liquidation preference
    of $104,238                                   10             10               -
   6% Cumulative Series F Convertible
    Preferred, issued 500,000 in 1995 with
    an aggregate liquidation preference
    of $50,000                                      5            -                 -
 Common stock, $.01 par value;
  authorized 150,000,000 shares; issued
  34,076,124 and 32,726,391 in 1994 and
  1993, respectively                              341            341               327
 Additional paid-in capital                   352,697        307,001           207,951
 Accumulated deficit                         (329,410)      (329,410)         (274,854)
                                              --------       --------           --------
    Total shareholders' equity
     (capital deficiency)                      23,661        (22,040)          (66,560)
                                             --------       --------           --------
    Total liabilities and shareholders'
     equity (capital deficiency)          $    98,762      $  98,762       $     84,070
                                            =========      =========          =========

The accompanying notes are an integral part of the consolidated financial statements.

ENCORE COMPUTER CORPORATION
Consolidated Statements of Cash Flows
(in thousands)





                                                                                Year Ended:
                                                           December 31,         December 31,           December 31,
                                                               1994                1993                  1992
                                                              ------             --------              --------
Cash flows used in operating activities:

 Net loss                                                   $ (54,556)     $      (69,565)       $      (32,522)
 Adjustments to arrive at net cash used in
     operating activities:
    Depreciation and amortization                              10,850              12,320                16,092
    Write off of property and equipment                             -              10,543                 1,004
    Write off of intangible assets                                  -               2,628                 1,248
    (Gain)Loss on sale of fixed assets                             (1)                 36                   451
    Amortization of debt discount                                   -                  -                  1,566
 Net changes in operating assets and liabilities:

   Accounts receivable                                         (3,014)              11,857                 4,787
   Inventories                                                 (9,795)              (2,031)               (1,172)
   Other current assets                                         1,217               (1,575)                1,613
   Other assets                                                    31                  176                   144
   Accounts payable and accrued liabilities                    (9,048)               1,182                (6,941)
   Other liabilities                                              (93)              (1,986)               (1,577)
                                                                ------             --------             ---------
 Cash used in operating activities                            (64,409)             (36,415)              (15,307)
                                                                ------             --------             --------
Cash flows used in investing activities:

   Additions to property and equipment                         (13,089)              (11,780)             (10,119)
   Cash proceeds from sale of property and equipment               220                    60                  350
      Capitalization of software costs                          (2,467)               (2,142)              (2,365)
                                                                ------              --------            --------
 Cash used in investing activities                             (15,336)              (13,862)             (12,134)
                                                                ------              --------            --------
Cash flows from financing activities:

  Net borrowings under revolving loan agreements                76,497                46,724              23,930
  Principal payments of long term debt                            (169)                 (214)               (631)
  Issuance of preferred stock                                        2                    -                   -
  Dividends paid on Preferred Stock                                 (4)                   -                   -
      Issuance of common stock                                   2,170                2,497                1,028
                                                                ------              --------            --------
 Cash provided by financing activities                          78,496               49,007               24,327
                                                                ------              --------             --------
Effect of exchange rate changes on cash                             15                  215                1,843

Decrease in cash and cash equivalents                           (1,234)              (1,055)              (1,271)

Cash and cash equivalents, beginning                             3,751                4,806                6,077
                                                                ------            --------             --------
Cash and cash equivalents, ending                            $   2,517         $      3,751         $      4,806
                                                              ========            =========             ========


The accompanying notes are an integral part of the consolidated financial statements.

ENCORE COMPUTER CORPORATION

Consolidated Statements of Cash Flows



Supplemental disclosure of cash flow information (in thousands):




                                                  1994       1993      1992
                                                -------   --------     -----
 Cash paid during the period for interest      $  2,162   $  8,648  $  5,233
 Cash paid during the period for income taxes       -          912       365





Supplemental schedule of non-cash investing and financing activities:



   A. On September 10, 1992, the Company exchanged indebtedness and redeemable preferred stock for, among other things, preferred stock. Refer to Note G of Notes to Consolidated Financial Statements.


   B. Accretion of the discount on Series C redeemable preferred stock for the year ended December 31, 1992 was $721,000.

   C. Effective March 31, 1992, the Company's existing $50,000,000 revolving credit facility was converted to a term loan. Refer to Note G of Notes to Consolidated Financial Statements.

   D. On February 4, 1994, the Company exchanged $100,000,000 of indebtedness for shares of the Company's Series E Convertible Preferred Stock. Refer to Note J of Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of the consolidated financial statements.

ENCORE COMPUTER CORPORATION
Condensed Statements of Shareholders' Equity (Capital Deficiency)
(in thousands except share data)


                                                 -----------------------Preferred Stock---------------------------
                                                     Series A          Series B               Series D          Series E
                                                              Par              Par                   Par              Par
                                                 Shares     Value     Shares   Value      Shares    Value   Shares  Value
                                                 ------     ------   -------   -----      -------  ------   ------  -------
Balance January 1, 1992                          73,641       $ 1    552,194   $ 6           -      $ -         -      $ -

Common stock options exercised,
 $.63 to $1.63 per share

Shares issued through employee stock
 purchase plan at an average price
 of $.86 per share

Dividends issued to Preferred Stockholders
 in shares of Series B                                                39,431      -

Adjustment of estimated transaction costs relating to Gould 1991 capital transaction

Issuance of Series D Convertible
 Preferred Stock (Note G)                                                                 900,000    9

Dividends issued to Preferred Stockholders
 in shares of Series D                                                                      5,283    -

Net loss
                                                 ------     ------   -------   -----      -------  ------    ------  -------
Balance December 31, 1992                        73,641         1    591,625     6        905,283    9           -        -

Common stock options exercised,
 $.63 to $2.00 per share

Shares issued through employee stock purchase plan, at an average price of $1.56 per share

Extension of expiration date on outstanding grant of commont stock options

Net loss

Balance December 31, 1993                        73,641         1    591,625     6        905,283     9          -         -

Common stock options exercised,
 $.63 to $2.00 per share

Shares issued through employee stock purchase plan at an average price of $2.69 per share

Dividends issued to Preferred  Stockholders
 in shares of Series B                                               74,828      1

Dividends issued to Preferred  Stockholders
 in shares of Series D                                                                    114,504    1

Issuance of Series E Convertible
 Preferred Stock                                                                                              1,000,000      10

Dividends issued to Preferred  Stockholders
 in shares of Series E                                                                                           42,381       -

Adjustment of estimated transaction costs relating to Gould capital transaction

Net loss
                                                 ------     ------   -------   -----    ---------  ------      ---------  -------
Balance December 31, 1994                        73,641       $ 1    666,453   $ 7      1,019,787  $ 10        1,042,381    $ 10
                                                 ======     ======   =======   =====    =========  ======      =========  =======

(Continued Below)





ENCORE COMPUTER CORPORATION
Condensed Statements of Shareholders' Equity (Capital Deficiency)
(in thousands except share data)
(Continued for above)



                                                           Common Stock                                    Shareholders'
                                                                                 Additional                   Equity
                                                                        Par       Paid-in      Accumulated   (Capital
                                                        Shares         Value      Capital      Deficit       Deficiency)
                                                     ----------       ------      -------     ----------     -----------
Balance January 1, 1992                              30,064,556       $ 301     $ 130,322     $(172,767)      $ (42,137)

Common stock options exercised,
 $.63 to $1.63 per share                                352,248           3           323                           326

Shares issued through employee stock
 purchase plan at an average price
 of $.86 per share                                      815,411           8           694                           702

Dividends issued to Preferred Stockholders
 in shares of Series B                                                                -

Adjustment of estimated transaction costs
 relating to Gould 1991 capital transaction                                           900                           900

Issuance of Series D Convertible
 Preferred Stock (Note G)                                                          73,230                        73,239

Dividends issued to Preferred Stockholders
 in shares of Series D                                                                 -

Net loss                                                                                        (32,522)        (32,522)
                                                     ----------       ------      -------     ----------     -----------
Balance December 31, 1992                            31,232,215          312      205,469      (205,289)            508

Common stock options exercised,
 $.63 to $2.00 per share                              1,016,597           10          955                           965

Shares issued through employee stock purchase
 plan, at an average price of $1.56 per share           477,579            5          739                           744

Extension of expiration date on outstanding
 grant of commont stock options                                                       788                           788

Net loss                                                                                         (69,565)       (69,565)
                                                     ----------       ------      -------      ----------     -----------
Balance December 31, 1993                            32,726,391          327      207,951       (274,854)       (66,560)


Common stock options exercised,
 $.63 to $2.00 per share                                966,734           10        1,131                          1,141

Shares issued through employee stock purchase
 plan at an average price of $2.69 per share            382,999            4        1,025                          1,029

Dividends issued to Preferred  Stockholders
 in shares of Series B                                                                 (2)                            (1)

Dividends issued to Preferred  Stockholders
 in shares of Series D                                                                 (2)                            (1)

Issuance of Series E Convertible
 Preferred Stock                                                                   96,273                         96,283

Dividends issued to Preferred Stockholders in shares of Series E

Adjustment of estimated transaction costs
 relating to Gould capital transaction                                           625                            625

Net loss                                                                                         (54,556)        (54,556)
                                                      ----------       ------      -------     ----------     -----------
Balance December 31, 1994                            34,076,124        $ 341    $ 307,001     $ (329,410)      $ (22,040)
                                                     ==========        =====    =========     ===========     ==========





Notes to Consolidated Financial Statements

A. Summary of Significant Accounting Policies;

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

Goodwill
Goodwill originated from the 1989 acquisition of the Computer Systems Business of Gould Electronics Inc. (the "Computer Systems Business") and represented the excess of the acquisition cost over the estimated fair value of the net assets acquired. From 1989 until 1991, goodwill was being amortized on a straight line basis over a 10 year period. However in 1991, based on the operating losses incurred since the acquisition of the Computer Systems Business, the Company determined goodwill had been permanently impaired. Accordingly, the Company reduced its carrying value from $12,979,000 to $4,979,000 resulting in a charge in 1991 of $8,000,000. In 1992, due to continuing operating losses, the Company reduced the amortization period for the remaining carrying value of goodwill to December 31, 1994. During 1993, due to the continued inability to achieve profitability, the remaining carrying value of goodwill of $2,628,000 was charged to operations.

Amortization of goodwill is presented as a component of operating expense.


Capitalized Software
The Company capitalizes certain internal costs associated with software development after the project reaches technological feasibility. Such costs as well as capitalized costs for purchased software, are amortized to cost of sales at the greater of straight line amortization over the expected commercial life of each product, or the proportion of the current period's product revenues to total expected product revenues. The amortization periods generally range from 3 to 5 years. Software development costs incurred prior to reaching the point of technological feasibility are considered research and development costs and are expensed as incurred.

Income Taxes
The Company utilizes the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

In addition, the liability method of accounting for deferred income taxes requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits are more likely than not. The tax benefits recognized must be reduced by a valuation allowance where it is more likely than not the benefits may not be realized. Due to the uncertainties associated with the realization of such benefits by the Company, the full amount of these benefits is offset by a valuation allowance.

Per Share Data
Per share data is calculated based upon the weighted average number of shares of common stock and common stock equivalents outstanding. In fiscal periods which report net losses, the calculation does not include the effect of common stock equivalents such as stock options since the effect on the amounts reported would be antidilutive. Series A Convertible Participating Preferred Stock has been considered common stock (on an assumed converted basis) for purposes of all income (loss) per share calculations. The Series B Convertible Preferred Stock ("Series B"), Series D Convertible Preferred Stock ("Series D") and Series E Convertible Preferred Stock ("Series E") have been determined to be common stock equivalents but are not included in the weighted average number of shares of common stock and equivalents or in the calculation of net loss per share for the periods presented because the effect would be antidilutive.

For the period ended December 31, 1994, the Company paid 1994 dividends on the Series B, Series D and Series E in additional shares of the appropriate class of preferred stock in the amounts of $3,852,800, $5,895,700 and $4,238,100, respectively. For the period ended December 31, 1993, because it reported a capital deficiency, the Company accumulated dividends on the Series B and Series D of $3,630,000 and $5,554,700, respectively. All dividends accumulated during 1993 were subsequently paid in additional shares of preferred stock during 1994. During the year ended December 31, 1992 dividends of $3,943,100 were paid to holders of the Series B and the then outstanding Series C Redeemable Preferred Stock with shares of Series B. Additionally, dividends of $528,300 were paid to holders of the Series D with shares of Series D. In computing the loss per share for all years reported, these dividends increased the respective year's loss as reported for the earnings per share calculation.

Dividends on the Series B, Series D and Series E payable on January 15, 1995 for the period of October 16, 1994 to January 15, 1995 of $999,700, $1,529,700, and $1,563,600 have been accumulated by the Company. At that time the Company reported a capital deficit and was thereby precluded from paying dividends under Delaware law.



Foreign Currency Translation and Transactions;
Management has determined that the functional currency of each of the Company's subsidiaries is the United States dollar. Consequently, assets and liabilities of foreign operations are translated into U.S. dollars at period end exchange rates, except that, inventory and property and equipment are translated at historical exchange rates. Income and expenses are translated at the average rates prevailing during the year, except that cost of sales and depreciation are translated at historical exchange rates. All gains and losses arising from changes in exchange rates are included in operating results in the period incurred.

The Company has, at times, enter into forward exchange contracts to reduce the effect of foreign currency fluctuations on operations and the asset and liability positions of foreign subsidiaries. Resultant gains and losses on these contracts are included in operating results when the operating revenues and expenses are recognized and for assets and liabilities in the period in which the exchange rates change. At December 31, 1994 and December 31, 1993, however, the Company had no forward exchange contracts outstanding. For 1994, the Company recognized a foreign exchange gain of $93,000. In 1993 and 1992, Encore incurred foreign exchange losses of $744,000 and $1,576,000, respectively.


Warranties
The Company provides a standard product warranty on its computer systems for parts and labor which generally extends ninety days from the date of installation, but on certain products for up to one year. On its storage processor product line, the standard product warranty for parts and labor generally extends two and, in some cases, three years from the date of installation. The estimated cost of providing such warranty on products sold is included in cost of sales at the time revenue is recognized.



B. Inventories

Inventories consist of the following (in thousands):

                             December 31,     December 31,
                                   1994           1993
                              ---------      ----------
Purchased parts              $    3,307        $ 4,660
Work in process:
  Storage Products               18,567            -
  Other                           4,810          9,618
Finished goods                      482          1,065
Loaned computer equipment
  and consignment inventory         389          2,421
                              ---------      ----------
                              $  27,555      $  17,764
                              =========      ==========

At December 31, 1994, inventory includes $18,567,000 of Storage Products work in process acquired to meet the anticipated demand under the Amdahl Agreement. As discussed in Note I, Amdahl has decided to postpone further deliveries until their testing of the product confirms that it includes all the performance, features and functionality required under the terms of the Agreement. Accordingly, management deemed it prudent to record an adjustment of $5,600,000 against the carrying value of the inventory. Additionally, a program has been implemented to reduce the inventory to desired levels over the near term and no further losses should be incurred on its disposition. No estimate can be made of a range of amounts of loss that are reasonably possible should the program not be successful.


C. Prepaid Expense and Other Current Assets

Prepaid expense and other current assets consist of the following
(in thousands):

                            December 31,    December 31,
                                 1994            1993
                              ---------      ----------

Deferred customer sponsored
  engineering costs$               -          $  1,187
Prepaid rent                        302            266
Prepaid expenses                  1,416          1,477
Other current assets                145            117
                              ---------      ----------
                                $ 1,863       $  3,047
                              =========      ==========




D. Property and Equipment

Property and equipment consists of the following (in thousands):

                            December 31,    December 31,
                                  1994            1993
                              ---------      ----------
Land                        $      5,100   $      5,100
Buildings                         14,878         14,874
Equipment                         43,285         38,110
Customer service inventory        12,922         15,245
Furniture and fixtures             3,286          3,503
Leasehold improvements             1,861          1,872
Loaned equipment                   4,915          2,735
Construction in progress             561            496
                               ---------      ----------
                                  86,808         81,935
Less:  accumulated depreciation
  and amortization               (45,887)       (44,332)
                              ---------      ----------
                            $     40,921  $      37,603
                            ============  =============

Depreciation  expense  in  1994,  1993  and  1992   amounted   to
$8,619,000, $9,853,000, and $12,297,000, respectively.


E. Capitalized Software

Capitalized software consists of the following (in thousands):

                            December 31,    December 31,
                                   1994           1993
                              ---------      ----------

Capitalized software          $  11,840         $ 8,878
Accumulated amortization         (6,701)         (4,475)
                              ---------      ----------
                             $    5,139         $ 4,403
                             ==========      ==========

Software costs capitalized in 1994, 1993, and 1992 amounted to $2,467,000, $2,142,000 and $2,365,000, respectively.
Amortization of capitalized software costs charged to expense amounted to $2,226,000, $1,696,000 and $2,043,000, respectively.


F. Accounts Payable and Accrued Liabilities;

Accounts payable and accrued liabilities consist of the following
(in thousands):

                            December 31,     December 31,
                                  1994             1993
                              ---------      ----------

Accounts payable               $ 10,582      $  10,805
Accrued salaries and benefits     4,663          5,357
Accrued restructuring costs       4,926         10,974
Accrued interest                  1,882            682
Accrued taxes                     3,359          3,545
Deferred income,
  principally maintenance
  contracts                       1,548          1,563
Other accrued expenses            4,398          4,495
                              ---------      ----------
                               $ 31,358      $  37,421
                               ========      ==========

During   1993  and  1992  the  Company  recognized  restructuring
expenses of $23,265,000 and $5,248,000, respectively.

In 1993, restructuring expenses related to (i) the recognition of the permanent impairment in value of certain long lived assets including fixed assets and goodwill, (ii) severance and outplacement costs associated with a 12% reduction in workforce,
(iii) the accrual of costs to be incurred for field offices abandoned due to the reduced sales and service workforce. The 1993 charge includes approximately $12,000,000 of non-cash charges related to the write down of the carrying value of assets deemed permanently impaired.

In 1992, the Company recognized restructuring costs relating to severance and outplacement costs associated with a reduction in workforce as well as the write-off of capitalized software and certain other assets as part of the Company's continued transition of its product line. Of the total 1992 charges, approximately $1,250,000 was a non-cash charge to operations.

All   accrued restructuring expenses at December 31, 1994 consist
of  cash items and settlement of such items will result in   cash
outflows.




G.  Debt

Debt consists of the following (in thousands):;


                                  Unaudited
                                (See Note L)
                                  Pro Forma
                                December 31,   December, 31,   December 31,
                                       1994            1994         1993
                                   ---------      ----------    ----------

Debt to unrelated parties:
Mortgages payable and capital
  lease obligations                $  1,023        $   1,023     $   1,192
Less:
  Current portion of debt              (195)            (195)        (197)
                                   ---------      ----------    ----------
  Total long term debt to
    unrelated parties              $    828        $     828     $    995
                                   ========        =========     ========

Debt to related parties:
  Revolving loan agreements with
     Gould Electronics Inc.        $     -         $  50,000     $ 61,924

  Uncommitted loan agreement with
    Gould Electronics Inc.           38,421           38,421         -

  Term loan with Gould
   Electronics Inc.                     -                -        50,000
                                   ---------      ----------    ----------
  Total long term debt to
   related parties                  $38,421         $  88,421    $111,924
                                   ========       ===========   ==========


Related Party Transactions
The Company, Japan Energy Corporation ("Japan Energy") and its subsidiaries Gould Electronics Inc. ("Gould") and EFI
International Limited ("EFI") are related parties due to the significant financial interests of Gould and EFI in the Company. As of December 31, 1994, assuming full conversion of their holdings in the Company's preferred stock, Gould and EFI beneficially owned 50.0% and 21.0%, respectively of the Company's common stock. Since 1989, Gould has provided the Company with its revolving line of credit and, as discussed in more detail throughout this note, Note J, and Note L , has entered into certain other financing transactions including the following:

1995 Exchange of Indebtedness for Convertible Preferred Stock
As more fully described in Note L of Notes to Consolidated Financial Statements, as of March 17, 1995, the Company and Gould agreed, among other things, to cancel $50,000,000 of indebtedness under the revolving loan agreement in exchange for the issuance of $50,000,000 of Series F Cumulative Convertible Preferred Stock ("Series F"). Upon completion of the transaction and assuming full conversion of all preferred stock, Japan Energy's beneficial ownership increased to 74.0%.

1994 Uncommitted Loan Agreement
On December 21, 1994 the Company and Gould entered into an Uncommitted Loan Agreement under which Gould may, at its sole discretion, provide the Company with up to $55,000,000 in short term borrowings. Terms of the Uncommitted Loan Agreement are discussed below. As described in Note L of Notes to Consolidated Financial Statements, as of March 17, 1995 the Company and Gould agreed among other things to amend and restate the terms of the agreement providing the Company with a committed, additional borrowing facility of $25,000,000 thereby increasing the agreement's maximum borrowing limit to $80,000,000.

1994 Exchange of Indebtedness for Convertible Preferred Stock
On February 4, 1994, Gould exchanged its then outstanding term loan and a portion of its revolving credit loan totaling $100,000,000 for 1,000,000 shares of the Company's Series E Cumulative Convertible Preferred Stock ("Series E") with a liquidation preference of $100,000,000 (See Note J).

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

Total  interest expense on indebtedness to Gould for  1994,  1993 and 1992 was $3,156,000, $6,082,000 and $3,040,000, respectively.
Interest expense on then outstanding indebtedness to EFI during 1992 was $1,726,000.

In addition to the loans described above, amounts due to Gould at December 31, 1994 and 1993, included accrued interest of $1,882,000 and $677,000, respectively.

Revolving Loan Agreements
Since 1989, Gould has provided the Company with its revolving credit facility. Borrowings under the revolving loan agreement are collateralized by substantially all of Encore's tangible and intangible assets and the agreement contains various covenants including maintenance of cash flow, leverage and tangible net worth ratios and limitations on capital expenditures, dividend payments and additional indebtedness. Interest is equal to the prime rate plus 1% (9.5% at December 31, 1994 and 7.0% on December 31, 1993) and is payable monthly in arrears.

Due to operating losses incurred, during 1993 the Company exceeded the $35,000,000 then maximum borrowing amount of the revolving line of credit. Gould, however, allowed the Company to borrow funds in excess of the agreement's maximum limit to fund its daily operations. At December 31, 1993, borrowings under the agreement were $61,924,000.

On February 4, 1994, the Company and Gould exchanged $100,000,000 of indebtedness owed to Gould by the Company for Series E with a liquidation preference of $100,000,000. $50,000,000 of the debt exchanged was indebtedness under the revolving loan agreement. Upon completion of the exchange, borrowings under the revolving loan agreement were $19,134,000. Then, on April 11, 1994, the Company and Gould agreed to increase the maximum borrowing limit of the revolving credit facility from $35,000,000 to $50,000,000 and to extend its maturity date to April 16, 1996. All other terms and conditions of the revolving loan agreement were essentially unchanged except certain financial covenants contained in the agreement were modified to more closely reflect the Company's then current financial position.

Due to continued operating losses since February 4, 1994 and the need to increase its investment in working capital to meet management's expectation of demand for its new storage product, the Company exceeded the revolving loan agreement's $50,000,000 maximum borrowing amount on September 6, 1994. From September 6, 1994 until December 21, 1994 Gould allowed the Company to borrow additional funds in excess of the agreement's maximum limit. On December 21, 1994 as discussed below, the Company and Gould entered into an Uncommitted Loan Agreement (the "Short Term Loan Agreement") which the Company used to repay borrowings in excess of the revolving loan agreement's maximum. At December 31, 1994, borrowings under the revolving loan agreement were $50,000,000.

As discussed in more detail in Note L of Notes to Consolidated Financial Statements, as of March 17, 1995 the Company and Gould agreed to cancel the $50,000,000 of indebtedness owed by the Company to Gould under the terms of the revolving loan in exchange for the issuance of 500,000 shares of the Company's Series F Convertible Preferred Stock ("Series F") with a liquidation preference of $50,000,000 to Gould. Because of the 1995 recapitalization and refinancing, the revolving loan agreement is classified as a long-term obligation at December 31, 1994.


Short Term Loan Agreement
The terms of the Short Term Loan Agreement provide that Gould, at its sole discretion, may loan up to $55,000,000 to the
Company to provide funds for (a) repayment of principal and interest under the revolving loan agreement, (b) working capital purposes in the ordinary course of business or (c) general corporate purposes. Borrowings mature no later than September 30, 1995 and may be paid earlier at the discretion of the Company. Borrowings are collateralized by substantially all of Encore's tangible and intangible assets and the agreement contains various covenants including maintenance of cash flow, leverage and tangible net worth ratios and limitations on capital expenditures, dividend payments and additional indebtedness. Interest on the loans are based on the length of time the loan is outstanding beginning at the prime rate plus 1% and increasing to prime rate plus 2% for amounts outstanding for more than 181 days. Interest on the borrowings accrues monthly in arrears and is payable upon maturity of the note. At December 31, 1994, borrowings under the agreement were $38,421,000.

In connection with the execution of the Short Term Loan Agreement, Gould provided the Company with statements affirming it would not exercise certain remedies with respect to certain defaults of the financial covenants contained in the Revolving Loan Agreement until after January 31, 1995.

As of March 17, 1995, the Company and Gould agreed to amend and restate the Short Term Loan Agreement to provide the Company with an additional committed borrowing facility of $25,000,000. The amended and restated Short Term Loan Agreement (the "Credit
Agreement") increases the maximum borrowing limit from $55,000,000 to $80,000,000. On March 17, 1995, the Company had
incurred borrowings under the agreement of $55,000,000.

The Credit Agreement matures on April 16, 1996. Borrowings continue to be collateralized by substantially all of Encore's tangible and intangible assets and the agreement contains various covenants including maintenance of cash flow, leverage and tangible net worth ratios and limitations on capital expenditures, dividend payments and additional indebtedness. Interest on the loans are based on the length of time the loan is outstanding beginning at the prime rate plus 1% and increasing to prime rate plus 2% for amounts outstanding for more than 181 days.

In conjunction with the execution of the Credit Agreement, Gould provided the Company with waivers of compliance with the financial covenants contained in the agreement until January 1, 1996. In light of the 1995 recapitalization and refinancing, the Short Term Loan Agreement is classified as a long-term obligation at December 31, 1994.


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

H. Income Taxes


The Company utilizes the liability method of accounting for deferred income taxes and has recorded a provision of $543,000, $454,000 and $739,000 for the years ended 1994, 1993 and 1992, respectively. The provisions relate to the profitable operations of certain foreign subsidiaries.

The financial reporting bases of investments in certain foreign subsidiaries exceeds their tax bases. In accordance with SFAS No. 109, a deferred tax liability is not recorded for the excess because the investments are essentially permanent. A reversal of the Company's plans to permanently invest in these operations would cause the excess to become taxable. On December 31, 1994, these temporary differences were approximately $5,400,000. A determination of the amount of unrecognized deferred tax liability related to these investments is not practicable.

The significant components of the deferred tax account as of December 31, 1994, 1993 and 1992 were as follows (in thousands):

                                       1994       1993      1992
                                     --------   -------   --------
  Deferred tax assets:
   Net Operating Losses              $ 99,993  $ 79,396  $ 59,597
   Research & Experimental Credits      1,750     1,750     1,750
   Capital Losses                       4,396     4,396     4,396
   Allowance for Doubtful Accounts      2,836       676       639
   Inventory Reserves                   2,722     3,535     2,846
   Accrued Vacation                       928       847       834
   Various Reserves/Other               1,028       590     1,037
   Accrued Restructuring                1,397     2,372     1,439
                                     --------   -------   --------
                                      115,050    93,562    72,538

   Valuation Allowance                113,732    92,319    71,193
                                        1,318     1,243     1,345
   Deferred tax liabilities:
   Capitalized Software             $  (1,318)   (1,243)   (1,345)
                                     --------   -------   --------
   Net                              $      -   $    -    $    -
                                    =========  ========  =========


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

At December 31, 1994, the Company has available approximately $85,000,000 of pre change net operating losses of which only $30,000,000 are allowable after application of the Section 382 limitation, pre change tax credit carryforwards, principally research and development credits, of approximately $1,750,000 and post change net operating losses of $176,000,000. These net operating losses and tax credit carryforwards expire in the years 2005 through 2009. The Company also has a net capital loss carryforward of $12,937,000 related to the Gould debt exchange on January 28, 1991, which expires in 1996. For financial reporting purposes, the full amount of the deferred tax assets was offset by a valuation allowance due to uncertainties associated with the eventual realization of such benefits.

As of December 31, 1994, the U.S. Federal Income Tax Returns for 1992 were in the process of examination by the Internal Revenue Service. Management believes that the amounts that have been provided are adequate and that the ultimate resolution of the examination will result in no material impact on the Company's consolidated results of operations or financial position.


I.  Commitments and Contingencies


Leases
The Company leases office, research facilities, sales offices and equipment under operating leases. Certain building leases have renewal options generally for periods ranging from one to five years. Rental expenses, net of sublease income, were approximately $3,594,000, $4,127,000 and $5,768,000 for the years ended 1994, 1993, and 1992, respectively. Future minimum lease payments under capital lease obligations and minimum rental payments under operating leases for the next five years are approximately as follows:

(in thousands)                       Capital   Operating
Year                                  Leases      Leases
                                     -------   ----------
1995                                 $   42      $ 2,717
1996                                      -        1,825
1997                                      -        1,349
1998                                      -        1,000
1999                                      -        1,047
                                     -------   ----------
Total Minimum Lease Payments             42      $ 7,938
Less:  Amounts representing interest      1     =========
                                     -------
Present value of net minimum
  lease payments                     $   41
                                     =======

Future   minimum  rental  income  under  noncancelable  subleases
extending through 1999 amounts to $320,000.

Litigation
During 1994 the Company and Amdahl entered into a multi-year Reseller Agreement which provides Amdahl, in exchange for purchase commitments of specified volumes, with the exclusive marketing and distribution rights to the Company's Infinity SP storage product, except for sales to the U.S. government and system integrators responding to U.S. government requests, pre-existing Encore distributors and in Japan, China, and Malaysia, where Encore retains the right to market the products on a non-exclusive basis.

During  the  second  and  third  quarters  of  1994  the  Company delivered products to Amdahl under the terms of the Amdahl Agreement which Encore believes conformed fully with the agreement. However, as of December 31, 1994 Amdahl had not paid for the products received.

The Company has had continuing discussions with Amdahl requesting payment of all past due invoices and the resumption of deliveries under the terms of the Amdahl Agreement. In response to a February 1995 letter sent by the Company to Amdahl notifying Amdahl of its intent to terminate the Amdahl Agreement if past due invoices were not paid, Amdahl filed suit in the Delaware Chancery Court on March 29, 1995 seeking to prevent Encore from terminating the agreement. On March 30, 1995, Encore and Amdahl agreed to a "Stand-Still" Agreement which, in effect, preserves the status quo to allow the companies time to more thoroughly discuss the contractual issues that exist. The "Stand-Still" Agreement runs until April 14, 1995.

Because of the current uncertainties surrounding the outcome of the discussions between the companies, management has considered it prudent to establish certain reserves at December 31, 1994 by charging cost of goods sold including (i) an allowance of $3,300,000 against past due Amdahl trade receivables of $6,100,000 and (ii) an adjustment of $5,600,000 against the
$22,300,000  carrying  value  of  Infinity  SP  inventory.    The
unfavorable resolution of this matter could adversely impact Encore's future business prospects and, accordingly, the future results of the Company.

There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries are party to or of which any of their property is the subject. The unfavorable settlement of any of these existing matters would not have an adverse impact on the financial results of the Company.

Employer's Postemployment Benefits
The Company provides employees with no Company-paid postemployment benefits other than salary continuation and job counseling services in the event of an employee's involuntary termination. The Company recognizes such costs on a terminal accrual basis recording the estimated cost of post-employment benefits at the date of the event giving rise to the liability to pay those benefits.

Concentrations of Credit Risk
Financial instruments which subject the Company to concentrations of credit risk are limited to trade receivables. The Company grants credit terms in the normal course of business to its customers which are consistent with industry practices.
Generally, the Company's customers are United States government agencies or substantial international corporations often included among the Fortune 500. Additionally, as part of its ongoing control procedures, the Company monitors the credit worthiness of its major customers and establishes individual customer credit limits accordingly. Bad debts realized by the Company in prior years have not been excessive and doubtful accounts are adequately reserved when identified.

At December 31, 1994 the Company's trade receivables include $6,100,000 due from Amdahl Corporation. As discussed in this Note under the caption "Litigation", to date Amdahl has withheld payment on invoices that were past due pursuant to the contract until they are able to complete the additional testing necessary to confirm product performance, features and functionality conforms with that defined under the terms of the Agreement. The Company believes the products delivered to Amdahl conform with the terms of the contract under which the equipment was sold and is actively pursuing the immediate payment of all outstanding items. Because of the uncertainty surrounding the outcome of the negotiations and the timing of any eventual payment, management considered it prudent to establish an allowance of $3,300,000 against the Amdahl receivable at December 31, 1994 by charging cost of goods sold. When negotiations are finalized and collection of the amounts due are obtained, the reserve will be adjusted appropriately.

Intellectual Property License
As part of a 1991 exchange of preferred stock for indebtedness, the Company and Gould entered into an intellectual property licensing agreement whereby the Company licensed substantially all of its intellectual property to Gould under certain conditions. The intellectual property license is exclusive, royalty free and provided that the Company achieved certain revenue levels, would not have allowed Gould to use the intellectual property until January 1994. The Company has the option to extend its exclusivity period for up to five additional years by making certain cash payments to Gould. However, the period is automatically extended if certain operating income levels are achieved by the Company. The intellectual property license can be terminated by the Company if all Gould borrowings are repaid and the commitment under the Gould revolving credit agreement terminated and (i) the Series B is converted into common stock or Series A convertible participating preferred stock or (ii) the Series B is redeemed or (iii) the Company pays Gould the fair value of the license. The Company has not achieved the net revenue or operating income levels necessary under the agreement to maintain its exclusive right to the use of the intellectual property in either 1993 or 1994. As part of the February 1994 refinancing, Gould agreed to extend the Encore exclusivity period through December 31, 1994. In conjunction with execution of the Uncommitted Loan Agreement, Gould agreed to not exercise certain remedies with respect to the defaults under the terms of the Intellectual Property License until after January 31, 1995. In connection with the March 17, 1995 refinancing discussed more fully in Note L of Notes to Consolidated Financial Statements, Gould agreed that the Encore period of exclusive use under the terms of the agreement will not end prior to June 30, 1995. It is unlikely that the Company will return to compliance with the terms of the agreement prior to June 30, 1995. If Encore is unable to negotiate further extensions to its exclusivity period, the Company could lose its exclusive right to use the intellectual property and Gould at its option could begin to exercise its rights under the agreement. Such an event could have a material adverse effect on the Company's business.


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


Cumulative Series B Convertible Preferred Stock
The Cumulative Series B Convertible Preferred ("Series B") has a 6% cumulative annual dividend payable quarterly, which the Company can accumulate or pay in additional shares of Series B
(valued at its liquidation preference) until the Company's shareholders' equity exceeds $50,000,000. The Series B is convertible into the Company's common stock at $3.25 per share at the holder's option at any time and at the Company's option upon satisfaction of certain conditions. The shares are non-voting, except for the right to elect one director of the Company upon certain dividend payment defaults, the right to elect a majority of the directors of the Company if certain operating income levels are not achieved by the Company and the right to approve actions adversely affecting the Series B. The Series B may be redeemed by the Company at any time for cash equal to the liquidation preference plus accumulated dividends. The Company has reserved shares of common stock sufficient for issuance upon conversion of the Series B and additional shares of Series B which may be issued as a dividend. As of December 31, 1994, the number of common shares reserved for this purpose amounts to 20,506,246.

At December 31, 1994, the Company had not achieved operating income levels set forth by the terms of the Series B and accordingly, the holders of the Series B could elect a majority of the directors of the Company. However, as part of the December 21, 1994 transaction Gould provided the Company with a statement affirming that they would not exercise such remedies until after January 31, 1995. Then in connection with the March 17, 1995 refinancing discussed more fully in Note L of Notes to Consolidated Financial Statements, Gould agreed it would not vote its shares of the Series B or take any other action as a holder of the Series B to elect a majority of the directors of the Company until September 30, 1995. It is unlikely that the Company will return to compliance with the terms of the Series B prior to September 30, 1995. At that time Gould, as the principal shareholder, of the Series B could exercise its rights under the terms of the preferred stock.

During 1994, the Company paid dividends on the Series B of $3,852,800 in additional shares of Series B. During 1993, the Company reported a capital deficiency and under Delaware law was precluded from issuing dividends. Accordingly, the Company accumulated dividends during 1993 of $3,630,000. These dividends were subsequently paid in 1994 after the Company completed a refinancing and reported a capital surplus. During 1992 the Company paid dividends of $3,943,100 in additional shares of Series B.

A quarterly dividend on the Series B for the period of October 16, 1994 through January 15, 1995 of $999,600 was payable on January 15, 1995. Because the Company reported a capital deficit at that time it was precluded from paying dividends under Delaware law. Accordingly such dividends have been accumulated by the Company.


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

The  Series  D  was issued to Gould and EFI as  part  of  a  1992 refinancing. Due to the related party nature of this transaction, the difference between the carrying amount of the indebtedness exchanged and the fair value of the securities issued, other considerations granted and accrued professional fees associated with the transaction, the amount of $73,230,000 was credited to additional paid-in capital as follows (in thousands):

  Total   indebtedness   exchanged (net of
    unamortized debt discount)                 $ 65,451
  Total Series C exchanged at redemption
   value (equivalent to carrying value
   plus deferred credit)                        10,000
  Estimated  value  of  claims  against
   Gould  forgiven  by  the Company             (1,120)
  Estimated transaction costs                     (500)
  Write-off   of   debt  issue  costs
   related  to   indebtedness  exchanged          (592)
  Par value of Series D exchanged                  (9)
                                              --------
  Addition to paid-in capital                 $73,230
                                              ========

The Company has reserved shares of common stock sufficient for issuance upon conversion of the Series D and additional shares of Series D which may be used for future stock dividends. As of December 31, 1994, the number of shares reserved for this purpose was 31,378,062.

During 1994, the Company paid dividends on the Series D of $5,895,700 in additional shares of Series D. During 1993, the Company reported a capital deficiency and under Delaware law was precluded from issuing dividends. Accordingly, the Company accumulated dividends during 1993 of $5,554,700. These dividends were subsequently paid in 1994 after the Company completed a refinancing and reported a capital surplus. During 1992 the Company paid dividends of $528,300 in additional shares of Series D.

A quarterly dividend on the Series D for the period of October 16, 1994 through January 15, 1995 of $1,529,600 was payable on January 15, 1995. Because the Company reported a capital deficit at that time it was precluded from paying dividends under Delaware law. Accordingly such dividends have been accumulated by the Company


Cumulative Series E Convertible Preferred Stock
The Series E was issued to Gould as part of the February 4, 1994 exchange of indebtedness for preferred stock. The principal terms of the Series E are: (i) the Series E is senior in liquidation priority to all previously issued classes of the Company's preferred and common stock; (ii) includes a 6% cumulative annual dividend which the Company can elect to (a) pay in additional shares of Series E valued at its liquidation preference until shareholders' equity exceeds $50,000,000; or
(b) accumulate and pay in cash when shareholders' equity exceeds $50,000,000; (iii) has a liquidation preference of $100 per share; (iv) is convertible, at the holder's option, into the Company's common stock at the liquidation preference divided by $3.25 per share (subject to potential adjustments for splits, etc.) only (a) if the shareholder is a United States citizen or corporation or other entity owned in the majority by United States citizens or (b) in connection with an underwritten public offering; (v) is convertible, at the Company's option in accordance with the conversion methodology described in (iv) above if the price of the common stock exceeds $3.90 per share for twenty consecutive days and (a) a buyer is contractually committed to purchase for at least $3.90 per share at least 50% of the shares into which all outstanding Series E would be converted; or (b) a buyer is contractually committed to purchase for at least $3.50 per share at least 75% of the shares into which all outstanding Series E would be converted; and (vi) is non-voting, except for the right to approve actions adversely affecting the Series E.

Because of the related party nature of the transaction, the difference between the carrying amount of the indebtedness exchanged and the fair value of the securities issued and other consideration granted has been credited to additional paid-in
capital.            A           summary          of           the
financial   effects  of  the  transaction  are  as  follows   (in
thousands):

Reduction of debt                                  $100,000
  Less:
     Par  value  of shares issued
     (1,000,000 shares at $.01 par value)               (10)
    Accrued transaction costs                          (700)
    Accrued interest on the remaining
     indebtedness under the revolving loan
     agreement for the remaining term of
     the  agreement                                  (3,017)
                                                  ----------
    Increase in additional paid-in capital        $  96,273
                                                  =========

During 1994, the Company paid dividends on the Series E of $4,238,100 in additional shares of Series E. As of December 31,
1994, the number of shares reserved for this purpose was 32,073,261.

A quarterly dividend on the Series E for the period of October 16, 1994 through January 15, 1995 of $1,563,500 was payable on January 15, 1995. Because the Company reported a capital deficit at that time it was precluded from paying dividends under Delaware law. Accordingly such dividends have been accumulated by the Company


Exchange of Indebtedness for Series F Convertible Preferred Stock As discussed more fully in Note L, on March 17, 1995, the Company and Gould agreed among other things to cancel $50,000,000 of indebtedness owed by the Company to Gould under the revolving loan agreement in exchange for the issuance of $50,000,000 of Series F Convertible Preferred Stock to Gould.


Impact of Foreign Ownership
In connection with the various exchanges of indebtedness for preferred stock discussed in Notes G and L of Notes to Consolidated Financial Statements, the United States Defense Investigative Service ("DIS") has indicated that it has no objection to the relationships under the United States government requirements relating to foreign ownership, control or influence between Japan Energy Corporation (a Japanese corporation) and its wholly owned subsidiaries (EFI and Gould) and the Company.

Shareholders' Agreement
In conjunction with the various exchanges of preferred stock for indebtedness discussed in Notes G and L of the Notes to
Consolidated Financial Statements, the Company, Kenneth G. Fisher, the Company's Chairman and Chief Executive Officer, and Gould amended and restated an existing stockholders agreement. The agreement provides that as long as any shares of Series A are outstanding, Gould, in all elections of directors, will vote all of its common stock pro rata in accordance with the votes of the other shareholders of the Company. In addition, so long as the revolving credit facility with Gould is in effect, should Gould request it, Mr. Fisher has agreed to vote his common shares in favor of expanding the Board of Directors and electing an additional Gould representative to the Board. In connection with the March 17, 1995 refinancing, the Company, Gould and Kenneth G. Fisher further amended the agreement to delete the transfer restrictions on Gould's shares of Company stock which, in general had required the Company's prior approval of any share transfers by Gould with certain exceptions.



Adjustment of Accrued Transaction Costs
In recording the various exchanges of preferred stock for indebtedness, the Company had accrued the estimated transaction costs of the exchanges. Actual costs incurred in connection with the 1991 and 1994 exchanges were less than those initially estimated and accrued. Accordingly, during 1994 and 1992, the Company reduced the remaining accrued liability by $625,000 and $900,000, respectively and increased additional paid-in capital.


Stock Option and Stock Purchase Plans
The Company had two stock option plans during the reporting period, the 1983 Incentive Stock Option Plan (which expired in
1993) and the 1985 Non-Qualified Stock Option Plan. Under the terms of the plans as amended a combined total of 24,000,000 shares of the Company's common stock were reserved for issuance to officers, directors and employees.

Stock option activity for the 1983 Incentive Stock Option Plan through its expiration in 1993 is as follows:

                                       Shares Under Option
                                         Shares       Price
                                         ------      -----
Outstanding at December 31, 1991         88,880      $1.13

Fiscal 1992:
 No Activity                                  -         -
                                         ------      -----
Outstanding at December 31, 1992         88,880      $1.13

Fiscal 1993:
Exercised                               (88,880)    $1.13
                                         ------      -----
Outstanding at December 31, 1993           -
                                         ======

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




Stock  Option  activity for the 1985 Non-Qualified  Stock  Option
Plan ("the 1985 Plan") is as follows:

                                      Shares Under Option
                                     Shares          Price
                                    ---------   --------------
Outstanding at December 31, 1991    5,232,823   $0.63 to $3.13

Fiscal 1992:
 Granted                            6,181,530   $0.94 to $1.00
 Exercised                           (352,248)  $0.63 to $1.63
 Canceled                            (227,122)  $0.63 to $3.13
                                    ---------   --------------
Outstanding at December 31, 1992   10,834,983   $0.63 to $2.31

Fiscal 1993:
 Granted                              592,500   $1.50 to $4.00
 Exercised                           (927,717)  $0.63 to $2.00
 Canceled                            (473,437)  $0.63 to $2.31
                                    ---------   --------------
Outstanding at December 31, 1993   10,026,329   $0.63 to $4.00

Fiscal 1994:
 Granted                           1,331,350    $3.25 to $4.19
 Exercised                          (966,734)   $0.63 to $2.00
 Canceled                           (278,973)   $0.81 to $2.00
                                    ---------   --------------
Outstanding at December 31, 1994  10,111,972    $0.63 to $4.19
                                  ==========    ==============

Exercise rights for options granted under the 1985 Plan vest over varying periods of up to four years and options to purchase 7,284,398 shares were exercisable at December 31, 1994. Options granted under the 1985 Plan may be granted at an exercise price of not less than 50% of the current fair market value of the common stock. All options granted to date have been at the then current fair market value.

During 1993, options granted in 1986 to Mr. Morley, an officer of the Company, were scheduled to expire if not exercised. However, at the time the options were scheduled to expire the Company's policy on insider trading effectively prevented Mr. Morley from exercising the options. Accordingly, the Board of Directors approved an extension of the expiration date until such time as the options could be exercised and the underlying shares sold in accordance with Company policy. These options were exercised in 1994. The extension was treated as a cancellation of the old options and a grant of new options in the same amount at the same exercise price. A non-cash non-recurring charge of $788,000 was incurred in connection with the extension of the expiration date of the stock options.

Employee Stock Purchase Plan
In 1990, the shareholders approved the Employee Stock Purchase Plan and reserved 4,000,000 shares for issuance pursuant to rights granted under the Plan. On September 9, 1993, the shareholders voted to increase the number of shares reserved for issuance under the plan from 4,000,000 to 8,000,000. Substantially all employees are eligible to participate in the Employee Stock Purchase Plan. The purchase price per share of common stock in any offering under the Plan is the lower of (i) 85% of the closing price per share of common stock on the commencement of the offering or (ii) 85% of the closing price of a share of common stock on the termination of the offering. Each offering is for a period of approximately six months. Under the Plan, the Company issued 382,999 shares at a weighted average price of $2.69 in 1994, 477,579 shares at a weighted average price of $1.56 in 1993 and 815,411 shares at a weighted average price per share of $.86 in 1992.


K. Segment Information

The Company operates in a single industry segment which includes developing, manufacturing, marketing, installing and servicing business information processing systems, principally in the United States, Europe, the Far East, and Canada. In 1994, 1993, and 1992, no single customer accounted for as much as 10% of revenues. During 1994, 1993 and 1992 approximately 32%, 37% and 29%, respectively of its revenues were directly or indirectly derived from U.S. Government agencies.

The Company maintains operations in Europe and Canada principally through consolidated subsidiaries. Far East operations are through joint ventures in Japan, Hong Kong and Malaysia and distributors throughout the remainder of the region. Information about the Company's operations for 1994, 1993, and 1992 is presented below (in thousands). Inter-geographic net sales, operating income and assets have been eliminated to arrive at the consolidated amounts.


                 Net Sales to       Inter-
                    Unrelated       Geographic     Total      Operating    Identifiable
                     Entities       Net Sales     Net Sales  Income (loss)   Assets
                    ---------       ---------     ---------  ------------  -----------
1994:
United States       $  42,613        $  8,886     $  51,499  $  (55,133)   $ 82,975
Europe                 29,147             -          29,147       4,164      14,340
Other                   4,790             -           4,790          72       2,352
                    ---------       ---------     ---------  ------------ -----------
Geographic Total       76,550           8,886        85,436     (50,897)     99,667
Inter-Geographic          -            (8,886)       (8,886)         49        (905)
                    ---------       ---------     ---------  ------------ -----------
Total               $  76,550        $     -      $  76,550  $  (50,848)   $ 98,762

1993
United States      $   56,553       $  11,664     $ 68,217   $  (55,443)   $ 67,928
Europe                 34,769             -         34,769       (7,554)     16,409
Other                   2,210             -          2,210         (724)        686
                    ---------       ---------     ---------  ------------ -----------
Geographic Total       93,532          11,664      105,196      (63,721)     85,023
Inter-Geographic          -           (11,664)     (11,664)       1,636        (953)
                    ---------       ---------     ---------  ------------ -----------
Total              $   93,532       $      -      $ 93,532   $  (62,085)   $ 84,070


1992:
United States      $   69,925       $  24,232     $ 94,157   $  (19,658)   $ 84,931
Europe                 58,311             -         58,311       (4,316)     23,186
Other                   2,657             728        3,385        ( 527)        918
                    ---------       ---------     ---------  ------------ -----------
Geographic Total      130,893          24,960      155,853      (24,501)    109,035
Inter-Geographic          -           (24,960)     (24,960)       1,957      (3,349)
                    ---------       ---------     ---------  ------------ -----------
Total             $  130,893        $   -         $130,893  $   (22,544)   $105,686
                  ==========        =========     ========  ============  ==========

Inter-geographic net sales are recorded principally at 60% of list price. Identifiable assets are all assets, including corporate assets, identified with operations in each region.






L.  Subsequent Events

On March 17, 1995, Gould agreed to cancel $50,000,000 of indebtedness owed to it by the Company under the revolving loan agreement for 500,000 shares of the Company's Series F Convertible Preferred Stock with a liquidation preference of $50,000,000.

The principal terms of the Series F are:

(i) The Series F is senior in liquidation priority to all other classes of the Company's preferred and common stock.

(ii) 6% cumulative annual dividend which the Company can elect to (a) pay in additional shares of Series F valued at its liquidation preference until shareholders' equity exceeds $50,000,000 or (b) accumulate and pay in cash when shareholders' equity exceeds $50,000,000.

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

(v) convertible, at the Company's option in accordance with the conversion methodology described in (iv) above if the price of the common stock exceeds $3.90 per share for twenty consecutive days and (a) a buyer is contractually committed to purchase for at least $3.90 per share at least 50% of the shares into which all outstanding Series F would be converted or (b) a buyer is contractually committed to purchase for at least $3.50 per share at least 75% of the shares into which all outstanding Series F would be converted.

(vi) non-voting, except for the right to approve actions adversely affecting the Series F.


Upon  completion  of the exchange of indebtedness  for  preferred
stock,  the  Company  reported a capital  surplus.   Accordingly,
dividends accumulated on January 16, 1995 were declared payable on April 16, 1995.

Prior to the transaction, Japan Energy and its wholly owned subsidiaries beneficially owned 71.1% of the Company's outstanding common stock assuming the full conversion of all outstanding shares of its preferred stock. Upon completion of the transaction, their beneficial ownership increased to 74.0%.

In addition to the exchange of indebtedness for Series F, the Company and Gould also agreed to amend and restate their Uncommitted Loan Agreement ("Credit Agreement"). As amended, the Credit Agreement provides the Company with an additional committed borrowing facility of $25,000,000. The amendment increases the maximum borrowing limit under the Credit Agreement from $55,000,000 to $80,000,000. On March 17, 1995, the Company
had   incurred   borrowings  under  the  Credit   Agreement   of
$55,000,000 (see Note G.)

The Credit Agreement, as amended, matures on April 16, 1996. Borrowings are collateralized by substantially all of Encore's tangible and intangible assets and the agreement contains various covenants including maintenance of cash flow, leverage and tangible net worth ratios and limitations on capital expenditures, dividend payments and additional indebtedness. Interest on the loans are based on the length of time the loan is outstanding beginning at the prime rate plus 1% and increasing to prime rate plus 2% for amounts outstanding for more than 181 days. In conjunction with the execution of the Credit Agreement, Gould provided the Company with waivers of compliance with certain terms contained in the agreement until January 1, 1996.

The accompanying unaudited Pro Forma Consolidated Balance Sheet as of December 31, 1994 is presented as if the transactions described above had been consummated as of that date. Because of the related party nature of the transaction, the difference between the carrying amount of the indebtedness exchanged and the fair value of the securities issued and other consideration granted has been credited to additional paid in capital. A summary of the financial effects of the transaction are as follows (in thousands):

Reduction of debt                               $50,000
  Less:
    Par value of shares issued
    (500,000 shares at $.01 par value)               (5)
    Accrued estimated transaction costs            (600)
    Accrued interest on the remaining
     indebtedness under the Credit  Agreement
     for the remaining term of  the  agreement   (3,699)
                                               ---------
    Increase in additional paid in capital     $ 45,696
                                               =========


Along with the refinancing, Gould and the Company agreed to extend Encore's period of exclusive use under the terms of their Intellectual Property license through June 30, 1995. During 1991 the Company and Gould entered into an intellectual property licensing agreement whereby the Company agreed to license substantially all of its intellectual property to Gould under certain conditions. The intellectual property license is royalty free and provides that as long as the Company achieved certain revenue levels, Gould could not use the intellectual property until January, 1994. Additionally, it allows the Company to extend its exclusivity period for up to five additional years by making certain cash payments to Gould. The exclusivity period is automatically extended however if certain operating income levels are achieved by the Company. As of December 31, 1994 the Company has achieved neither the net
revenue   nor  operating  income  levels  necessary  under   the
agreement  to  maintain its exclusive right to the  use  of  the intellectual property. The Company will not achieve the revenue or operating profit levels necessary to maintain its exclusivity under the terms of the licensing agreement prior to June 30, 1995. Should the Company be unable to negotiate further extensions to its exclusivity period, Encore could lose the exclusive right to use the intellectual property and Gould at its option could begin to exercise its rights under the agreement. Such an event could have a material adverse effect on the Company's business.

Finally in connection with the refinancing, Gould agreed it would not vote its shares of the Series B or take any other action as a holder of the Series B to elect a majority of the directors of the Company until at least September 30, 1995. As discussed in Note J, the Series B includes terms which allow the holders to elect a majority of the directors of the Company if certain operating income levels are not achieved by the Company. At December 31, 1994, the Company had not achieved those levels. Accordingly, the holders of the Series B could elect a majority of the directors of the Company. As part of the December 21, 1994 refinancing Gould provided the Company with a statement affirming that they would not exercise such remedies until after January 31, 1995. In connection with this transaction Gould agreed to further defer any such action at least until September 30, 1995. It is unlikely that the Company will return to compliance with the terms of the Series B prior to September 30, 1995 at which time Gould, as the principal holder of the Series B, could exercise its rights to elect a majority of the directors.

In connection with this transaction, the United States Defense Investigative Service ("DIS") reviewed the relationship between the Company, Japan Energy Corporation (a Japanese corporation) and its wholly owned subsidiaries (including Gould), under the United States government requirements relating to foreign ownership, control or influence and have indicated that they have no objection to the business relationship.

Since 1989, the principal source of financing for the Company has been provided by Japan Energy Corporation and its wholly owned subsidiaries. The Company is dependent on the continued long term financial support of the Japan Energy Group. Should the Japan Energy Group withdraw its financial support at any time prior to the time the Company returns to profitability by failing to provide additional credit as needed, the Company anticipates it will not be able to secure financing from other sources. In such a case, the Company will suffer a severe liquidity crisis and it will have difficulties settling its liabilities in the normal course of business.



Item  9   Changes  in  and  Disagreements  with  Accountants   on
Accounting and Financial Disclosure.

Not Applicable.


PART III



Item 10     Directors and Executive Officers of the Registrant

Information regarding executive officers of the Company is included in
Part I under the caption "Executive Officers of the Registrant" and is incorporated herein by reference. The following sets forth information relating to each director of the Company.

Mr. Kenneth G. Fisher, age 64, is a founder of the Company and has served as a Director, Chairman and Chief Executive Officer of the Company since the Company's inception in May 1983. He was the Company's President from its inception until December 1985 and also served in that capacity from December 1987 to January 1991. From January 1982 until May 1983, Mr. Fisher was engaged in private venture transactions. From 1975 to 1981, Mr. Fisher was President and Chief Executive Officer of Computervision (formerly Prime Computer, Inc.). Before joining Computervision, Mr. Fisher was Vice President of Central Operations for Honeywell Information Systems, Inc.

Mr. Rowland H. Thomas, Jr., age 59, has been a member of the Board of Directors since December 1987 and Chief Operating Officer since June 1989. He presently serves as President of the Company, a position to which he was appointed in January 1991. From June 1989 to January 1991, Mr. Thomas served as Executive Vice President of the Company. In February 1988, he was named President and Chief Executive Officer of Netlink Inc. Prior to joining Netlink, Mr. Thomas was Senior Executive Vice President of National Data Corporation ("NDC"), a transaction processing company, a position he held from June 1985 to February 1988. From May 1983 through June 1985, Mr. Thomas was Executive Vice President and Senior Vice President at NDC.

Mr. Daniel O. Anderson, age 67, has been a member of the Board of Directors since May 1987. In 1991, Mr. Anderson retired as Executive Vice President and Chief Operating Officer of the Harvard Community Health Plan for New England, a position he held from November 1986. From October 1984 until July 1986, Mr. Anderson served as Vice President and Chief Financial Officer of Guilford Transportation Industries, a railroad holding company. From November 1975 until April 1984, Mr. Anderson held various executive positions with Itek Corporation, most recently as a Director and President of Itek Graphics Systems. Prior to his employment with Itek Corporation, Mr. Anderson was Vice President, Finance and Administration, North American Operations, for Honeywell Information Systems, Inc.

Dr. Robert J. Fedor, age 54, has been a member of the Board of Directors since July 1992. He is presently Senior Vice President Corporate Development at Gould, a position he has held since July 1992. From December 1989 to July 1992 he was Vice President, Corporate Business Development at Gould. Prior to assuming that position, Dr. Fedor was General Manager of Gould's U.S. and Far East Foil Business since 1985. Since joining Gould in 1964, he has served in various senior marketing and research positions. Dr. Fedor holds a Ph.D. in Metallurgical Engineering from Case Western Reserve University.

Mr. C. David Ferguson, age 53, has been a member of the Board of Directors since April 1989. He is presently the President and Chief Executive Officer and a director of Gould, a position he has held since October 1988. Prior to such time, he served as Executive Vice President, Materials and Components, at Gould's Foil Division from 1986 until October 1988. He transferred to the Foil Division in 1967 from the Gould Engine Parts Division where he began his career in 1963.

ITEM 11 Executive Compensation

                         EXECUTIVE COMPENSATION

Total compensation paid or accrued for services rendered during the three most recent fiscal years for the Chief Executive Officer and the four other most highly compensated executive officers of the Company for the year ended December 31, 1994 was as follows:

                       Summary Compensation Table


                    Annual Compensation                               Long
                                                                      Term
                                                                  Compensation
                                                                      Awards
                                                     Other       Number of Shares         All
 Name and                                            Annual        Underlying           Other
Principal Position   Year    Salary       Bonus  Compensation(1)      Options       Compensation(2)
- ------------------   ----  --------       ------  -------------- --------------    -----------------
Kenneth G. Fisher    1994  $340,001        $0         $0               103,300            $1,234
Chairman of the      1993   341,963         0          0                     0                 0
Board and Chief      1992   332,677         0          0             1,300,000                 0
Executive Officer

Rowland H. Thomas    1994  $264,617   $36,833         $0                59,600              $728
President and        1993   256,167    33,250          0                     0                 0
Chief Operating      1992   248,330    46,000          0             1,300,000            94,250
Officer

T. Mark Morley       1994  $180,001   $54,174         $0                30,000               764
Vice President,      1993   180,111    18,300     61,353               280,000(3)        102,318
Finance and Chief    1992   175,597    21,500          0               486,400                 0
Financial Officer

Robert A. DiNanno    1994  $175,000   $39,644         $0                20,000              $676
Vice President and   1993   175,535    29,865          0                     0                 0
General Manager,     1992   172,174    45,785          0               486,000                 0
Real-Time
Operations

Charles S. Namias    1994  $136,154   $70,844     $4,800               105,000              $608
Vice President,      1993   102,429    50,000      4,800                40,000                 0
Corporate Alliances  1992    97,031    55,000      4,800               125,000                 0

- ----------------
(1)   Amounts paid to the Mr. Morley during 1993 consist  of  the
payment  of taxes on relocation expense reimbursements.   Amounts
paid to Mr. Namias consist entirely of an allowance for business-related automobile expenses.

(2) All Other Compensation for 1994 consists of earnings associated with the individual's participation in a company-paid sales award trip. In 1993 and 1992, All Other Compensation consists entirely of reimbursement for relocation expenses .

(3) These options were originally granted in 1986 and were scheduled to expire in 1993 if not exercised. However, at the time the options were scheduled to expire the Company's policy on insider trading effectively prevented Mr. Morley from exercising the options. Accordingly, the Board of Directors approved an extension of the expiration date until the options could be exercised and the underlying shares sold in accordance with Company policy. The extension has been treated as a cancellation of the old options and a grant of new options in the same amount at the same exercise price. Said options were exercised during 1994.

The following table sets forth the number of shares of Common Stock and equivalents of the Company, including shares which may be acquired within sixty days after March 17, 1995 by exercise of outstanding stock options, which are beneficially owned by executive officers of the Company named in the Summary Compensation Table and all directors and executive officers of the Company as a group as of March 17, 1995 along with the percentage of all outstanding shares of Common Stock and equivalents owned by each executive officer and director on such date.

                                     Common Stock    Percentage of
                                   and Equivalents   Common Stock
                                     Beneficially    and Equivalents
Name                                   Owned         Outstanding(1)
- --------------------                 ------------    ---------------
Kenneth G. Fisher                    7,239,619(2)         4.7%
Chairman of the Board and
Chief Executive Officer

Rowland H. Thomas                    1,750,375(3)         1.1%
President and
Chief Operating Officer

T. Mark Morley                        827,479(4)          0.5%
Vice President Finance and
Chief Financial Officer

Robert A. DiNanno                     571,830(5)          0.4%
Vice President and General Manager
Real-Time Operations

Charles S. Namias                     194,773(6)          0.1%
Vice President
Corporate Alliances

Total directors and executive
officers as a group (13 people)     12,352,959(7)         7.8%


(1)For purposes of computing the percentage of Common Stock and equivalents outstanding, the 7,364,100 shares of Common Stock issuable upon conversion of the outstanding shares of Series A Stock, the 21,126,022 shares of Common Stock issuable upon conversion of the outstanding shares of Series B Stock, the 32,326,438 shares of Common Stock issuable upon conversion of the outstanding shares of Series D Stock, the 33,042,653 shares of Common Stock issuable upon conversion of the outstanding shares of Series E Stock and the 15,384,615 shares of Common Stock issuable upon conversion of the outstanding shares of Series F Stock have been included as well as shares issuable upon exercise of options exercisable within 60 days after March 17, 1995 which any person may own.

(2)Includes:  (i)  53,764 shares owned by Mr.  Fisher's  wife,
   (ii) 2,100,000 shares which may be acquired by Mr. Fisher within 60 days after March 17, 1995 by exercise of stock options and (iii) 4,097,379 shares of Common Stock and 988,485 shares of Common Stock issuable upon conversion of the shares of Series B Stock each held by Indian Creek Capital, Ltd., a limited partnership of which Mr. Fisher is the managing general partner.

(3)Includes 500 shares owned by Mr. Thomas' wife and 1,715,625 shares which may be acquired by Mr. Thomas within 60 days after March 17, 1995, by exercise of stock options.

(4)Includes  782,025  shares which may be acquired  within  60 days after March 17, 1995, by exercise of stock options.

(5)Includes  569,240  shares which may be acquired  within  60 days after March 17, 1995, by exercise of stock options.

(6)Includes  151,625  shares which may be acquired  within  60 days after March 17, 1995, by exercise of stock options.

(7)Includes 6,979,390 shares which may be acquired within 60 days after March 17, 1995, by exercise of stock options and 988,485 shares of Common Stock issuable upon conversion of the shares of Series B Stock held beneficially by Mr. Fisher.


The following table shows, as to those executive officers named in the Summary Compensation Table above, the number, exercise price and expiration date of options to acquire Common Stock granted under the Non-qualified Stock Option Plan during fiscal 1994, and the potential realizable value of those shares assuming certain annual rates of appreciation in the price of the Company's stock.

           Option Grants for the year ended December 31, 1994


                                                                                        Potential realizable
                                                                                     values at assumed annual
                                                                                      rates of stock price
                                                                                      appreciation for the
                                                                                         Individual Grants
                                                                                           option term
                                      %
                      Number of   of total
                      shares      options
                     underlying    granted                  Share
                      Options     in fiscal  Exercise       Price on    Expiration
Name                  Granted      year      price/share    Grant Date    Date          5%        10%
- -----------------     --------     ----      -----------     --------   ---------    --------   --------
Kenneth G. Fisher      103,300     7.8%        $3.9375        $3.9375   6/28/2004    $255,799   $648,245

Rowland  H.  Thomas     59,600     4.5%         3.9375         3.9375   6/28/2004     147,586    374,012

Robert  A.  DiNanno     20,000     1.5%         3.9375         3.9375   6/28/2004      49,525    125,507

T. Mark Morley          20,000     1.5%         3.9375         3.9375   6/28/2004      49,525    125,507
                        10,000     0.8%         4.1250         4.1250  10/18/2004      25,942     65,742

Charles  S.  Namias     75,000     5.6%         3.2500         3.2500   2/25/2004     153,293    388,475
                        20,000     1.5%         3.9375         3.9375   6/28/2004      49,525    125,507
                        10,000     0.8%         4.1250         4.1250  10/18/2004      25,942     65,742






The following table provides information on option exercises in 1994 by the named executive officers and the value of such officers' unexercised options as of December 31, 1994.


     Aggregated Option Exercises in the year ended December 31, 1994 and Option Values as of December 31, 1994

                                                      Number of        Value of
                                                  Shares Underlying  Unexercised
                                                    Unexercised      In-the-Money
                                                     Options at        Options at
                     Number of                         12/31/94        12/31/94
                    Shares Acquired     Value        Exercisable/    Exercisable/
Name                  on Exercise      Realized      Unexercisable   Unexercisable
- -----------------   --------------     ---------     --------------  ----------------
Kenneth G. Fisher          250,000     $ 546,875       1,884,200/    $3,271,688/
                                                         319,100        472,063

Rowland H. Thomas                0            0       1,511,825/     3,343,969/
                                                        284,775        483,782

T. Mark Morley             280,000       972,891        701,282/     1,554,406/
                                                        120,118        188,344

Robert A. DiNanno          131,000       487,945        469,747/     1,048,977/
                                                        138,243        268,031

Charles  S.  Namias         4,000         15,000        118,500/       252,781/
                                                        167,500        122,656

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION
ENCORE COMPUTER CORPORATION.

Executive Compensation Philosophy

It is the goal of the Compensation Committee of the Board of Directors to provide compensation to executives of the Company in accordance with the following considerations:

*To provide compensation that is competitive with other high technology companies that are of similar size to Encore with similar products and markets;

*To provide compensation that will attract, retain and reward superior, industry-knowledgeable executives who can manage the shareholders' short and long-term interest;

*To provide total compensation wherein the majority of value to be delivered is based on the financial performance of the Company and the appreciation of the Company's stock.

To meet these goals, the Committee establishes, administers and reviews several programs for the Company. These programs are designed to address the above considerations and consist of three major components.



Base Salary

For executives of the Company, base salary is determined by the level of job responsibility and overall competitive practices in the labor market for the Company's executive talent. The Committee recognizes that there is a scarcity of executive talent with the technical capabilities that are critical to the Company's long-term success. The Committee also considers the Company's location outside of traditional labor markets for technical talent to be a considerable factor for base salary positioning. As such, the Committee positions the Company's executives' base salaries at the 75th percentile of the competitive market and generally believes that this base salary posture is an essential factor in maintaining a highly skilled executive team. The Committee derives competitive data representing the high technology and computer products sectors from an independent compensation consultant, Towers Perrin. The Committee believes that most of the companies in the S & P Computer Systems Index which is used as the Company's industry comparison line in the performance graph appearing below, are represented in the various surveys used by the compensation consultant.

1994 executive base salaries were in accord with the above policy. One named executive's base salary and incentive were increased during the year when he became an officer and member of senior management.

Annual Incentives

All executive officers are eligible to receive incentives which are based on the short-term performance of the Company. The program is intended to highlight critical business goals and reward the achievement of these goals through individual and team contributions. Target incentive opportunities typically range from 15% to 45% of executives' base salaries and are based on median bonus levels observed in other high technology and computer related companies. Target award levels are structured so that at target award levels, executives' total cash compensation (base salary plus annual incentive) would be comparable to the 75th percentile total cash compensation of the competitive market as discussed earlier.

The specific performance criteria used for incentive compensation goals include the attainment of profit before tax objectives, achievement of quarterly financial plans and subjective functional and teamwork goals as determined by management. Functional goals include activities aimed at achieving revenue, bookings, expenses, schedule targets, etc. Teamwork goals include joint, cross functional activities and projects. The relative weighting of each factor depends on the executive's position within the Company's organizational structure. Typically, profit before tax objectives and quarterly financial plan targets account for 60% to 100% of the named executives' incentives; functional and teamwork goals account for 25% to 40% of the total incentive. In 1994, the Company did not achieve its profit before tax objective and therefore no incentive payments were made that were based on the Company's profit performance. Incentive payments that were made to certain named executives in 1994 reflect the attainment of individual functional and teamwork goals, and in the case of two named executives, include an extraordinary incentive payment for sales results.

Long-Term Incentives

The Committee believes that stock-based incentives provide the strongest link between the rewards earned by executives and the returns generated for shareholders. The Committee also believes that providing the potential for significant share ownership helps focus executive behavior on the long-term growth and strength of the organization. As such, the Committee has made significant stock option grants throughout the Company to focus all recipients on long-term growth and the enhancement of shareholder value. The Committee has generally observed that stock option grants comprise a significant portion of executive compensation in the high technology and computer related industries. Stock options represent the right to purchase the Company's stock at the fair market value of the Company's stock on the date of grant. Since the value ultimately realized from the option depends entirely on the future success of the Company and the growth of the stock price, an option serves to provide an incentive to the executive for years after it has been awarded.

The Committee has adopted formal stock option grant guidelines which will base annual option grants on the executive's base salary grade and individual performance factors. This practice will ensure that executives at similar organizational levels will have equal long-term incentive opportunities while allowing the Committee some discretion to augment awards as it feels appropriate to recognize significant individual accomplishments. In 1994, the Board granted 222,900 options to the named executives in accordance with the pre-established guidelines. The Committee granted one named executive an additional stock option award in recognition of his exceptional sales performance before his promotion to officer status. This same named executive and another named executive were each awarded an additional grant by the Committee to reward special achievement.

The Committee feels that executives act in the best interests of shareholders when they have a significant portion of their own wealth invested in the Company. As such, the Committee has also adopted formal stock ownership guidelines for the CEO and other executive officers who report directly to the CEO. The Committee believes that requiring executives to maintain a certain ownership interest in the Company complements the existing long-term incentive program in that once stock options are exercised, there is an added emphasis on retaining exercised shares and further enhancing shareholder value. The specific guidelines require that, by the end of 1996, the CEO acquire and maintain ownership of
Company stock with a value equal to two times his current base salary; direct reports to the CEO are required to acquire and maintain ownership of Company stock with a value equal to at least one-half their current base salaries. The committee is pleased to report that at the end of 1994 the CEO has far exceeded his ownership requirement, two named executives have met the requirement and two have made progress toward the goal.


Compensation for Mr. Fisher

Mr. Fisher's base salary was not increased in 1994. The Committee has positioned Mr. Fisher's base salary slightly above the market average of other high technology and computer related companies of similar size to the Company. The Committee intends to deliver most of Mr. Fisher's compensation in the form of annual cash-based incentives and long-term stock-based incentives that will deliver significant value to Mr. Fisher if and only if the Company achieves positive returns and the stock price appreciates over time.

To focus Mr. Fisher on the attainment of short-term financial results, the Committee awards a bonus equal to 5% of the Company's profit before taxes to Mr. Fisher as an incentive award on a quarterly basis. This formula approach ensures shareholders that an incentive payment will be made to Mr. Fisher only if the Company is profitable. In addition, this approach provides a consistent incentive to maximize profit each quarter. In 1994 no incentive payments were made to Mr. Fisher.

The Committee granted 103,300 stock options to Mr. Fisher in 1994 in accord with the Board's established annual guidelines. Mr. Fisher continues to have a significant portion of his personal wealth invested in the Company and he is well motivated to increase the overall value of the Company and to generate returns on behalf of all shareholders.

Other Compensation Matters

The Committee continues to evaluate the potential impact of the $1 million dollar deduction limitation on executive pay for the top five executives which was implemented as part of the Omnibus Budget Reconciliation Act of 1993. The 1995 Long Term Performance Plan approved by the Board and being submitted for shareholder approval at the 1995 annual meeting is a performance-based plan, and therefore, any gains on stock options should not be subject to the $1 million dollar limit. The Committee believes this action adequately protects the deduction for executive compensation. However, the Committee will continue to evaluate the Company's potential exposure to the deduction limitation on an annual basis.

In conclusion, the Committee feels that all pay programs are reasonable and appropriate given the Company's industry, size and organizational structure. Base salary and incentive programs provide features to attract, retain and motivate executives to enhance the performance of the Company from year to year. The stock option grants provide a significant incentive to executives to undertake policies and actions to enhance the overall value of the organization well into the future.


The Compensation Committee
of the Board of Directors

D. O. Anderson, Chairman
C.D. Ferguson
K. G. Fisher






           Comparison of Five-Year Cumulative Total Return of
                the Company, S&P 500 Composite Index and
                       S&P Computer Systems Index


The following chart depicts the Company's performance for the five year period ending December 31, 1994, as measured by total shareholder return on the Company's Common Stock compared with the total return of the Standard & Poors 500 Composite Index and the Standard & Poors Computer Systems Index.

!------------------------------------------------------------------------- !
!NOTE:  In the Company's printed version of the Form 10-K, a graph         !
!is included in this space portraying the Company's common stock performace! !versus the performance of the S&P 500 and the S&P Computer Systems Index !
!The graph is based on the following data points:                          !
!                                                                          !
!                                                                          !
!                        1989    1990      1991      1992     1993  1994   !
!                     --------  ------   --------  -------  ------- ------ !
!Encore Computer                                                           !
!Corporation     $100.00   $ 27.99   $  37.13   $ 60.01   $165.68 $ 142.82 !
!S&P 500 Index    100.00     93.44     118.02    123.29    131.99   129.96 !
!S&P Computer                                                              !
! Systems Index   100.00    109.07      93.28     65.76     67.06    85.68 !
!                                                                          !
! * This chart assumes the investment of $100 in the Company's             !
! Common Stock, the S&P 500 Index and the S&P Computer Systems             !
! Index on December 31, 1989.                                              !
!--------------------------------------------------------------------------!



Directors' Compensation

The Board of Directors has fixed the compensation of non-officer directors at $2,500 per board meeting attended in person. No compensation is paid for meetings held by telephone conference. A total of $10,000 was paid to Mr. Anderson for meetings attended during fiscal 1994. Mr.
Ferguson and Dr. Fedor have waived payment to them of fees for attendance at board meetings. Directors who are also officers of the Company receive no compensation for serving as directors. During the past fiscal year, the Company has also reimbursed certain of its directors for reasonable out-of-pocket expenses relating to attendance at Board and Committee meetings.




Item  12   Security  Ownership of Certain Beneficial  Owners  and
Management

The following table sets forth, to the knowledge of the Company, the beneficial owners of 5% or more of the Company's outstanding Common Stock and equivalents as of March 17, 1995:

                                                  Percentage of
                                     Shares       Common Stock      Percentage of
Name and Address                   Beneficially   and Equivalents   Common Stock
of Beneficial Owner                    Owned      Outstanding (1)  Outstanding(7)
- -----------------------------        ----------   ---------------  --------------

Gould Electronics Inc.(2) (5)        83,456,500         55.0%          11.5%
35129 Curtis Boulevard
Eastlake, OH 44095

EFI International Inc. (3)           28,734,743         19.0%           0.0%
35129 Curtis Boulevard
Eastlake, OH 44095

Japan Energy Corporation  (2) (3)   112,191,243         74.0%          11.5%
10-1, Toranomon 2-chome, (5) (6)
Minato-ko, Tokyo, Japan

Kenneth G. Fisher(4)                  7,239,619          4.7%          17.2%
6901 West Sunrise Blvd.
Fort Lauderdale, FL 33313-4499

Chestnut Hill
Management Corporation                1,882,000          1.2%           5.5%
One Boston Place
Boston, MA  02108




(1)For purposes of computing the percentage of Common Stock and equivalents outstanding, the 7,364,100 shares of Common Stock issuable upon conversion of the outstanding shares of Series A Stock, the 21,126,022 shares of Common Stock issuable upon conversion of the outstanding shares of Series B Stock, the 32,326,438 shares of Common Stock issuable upon conversion of the outstanding shares of Series D Stock , the 33,042,653 shares of Common Stock issuable upon conversion of the outstanding shares of Series E Stock and the 15,384,615 shares of Common Stock issuable upon conversion of the outstanding shares of Series F Stock have been included as well as shares issuable upon exercise of options exercisable within 60 days after March 17, 1995 which any person may own.

(2)Includes 79,520,600 shares of Common Stock issuable upon conversion of the shares of Series A Stock, Series B Stock, Series D Stock, Series E Stock and Series F Stock held by Gould. The Series D, Series E and Series F Stock is convertible only by a United States citizen or a corporation or other entity owned in the majority by a United States shareholder or in connection with an underwritten public offering. Gould is a wholly owned subsidiary of Japan Energy Corporation ("Japan Energy") which is a Japanese corporation.

(3)Consists of Common Stock issuable upon conversion of Series  D
     Stock held by EFI International Inc. ("EFI"). Conversion of the Series D Stock is restricted as described in (2) above.
     EFI is a wholly owned subsidiary of Japan Energy.

(4)Includes: (i) 53,764 shares owned by Mr. Fisher's wife, (ii) 2,100,00 shares which may be acquired by Mr. Fisher within 60 days after March 17, 1995 by exercise of stock options and (iii) 4,097,370 shares of Common Stock and 973,876 shares of Common Stock issuable upon conversion of the shares of Series B Stock each held by Indian Creek Capital, Ltd., a limited partnership of which Mr. Fisher is the managing general partner.


(5)Gould as the sole holder of the Series A Stock is entitled to elect two directors to the Board of Directors. The remaining three directors are elected by the holders of Common Stock. With respect to the election of those three directors, the 3,935,900 outstanding shares of Common Stock held by Gould will be voted pro rata in accordance with the votes of the other holders of Common Stock as provided by a shareholders agreement among Gould, the Company and Mr. Fisher.

(6) Japan Energy may be deemed to be the beneficial owner of the shares owned by Gould and EFI.

(7)  For  purposes  of computing the percentage of  Common  Stock outstanding, the 34,255,299 shares of Common Stock outstanding as of March 17, 1995 and, with respect to Mr. Fisher, 2,100,000 shares of Common Stock issuable upon the exercise of options exercisable within 60 days after March 17, 1995 have been included.




Item 13   Certain Relationships and Related Transactions

Financing by Gould
During 1993, the Company recorded significant quarterly operating losses and as a result reported a capital deficiency throughout the year. Additionally, due to the operating losses incurred, the Company was unable to generate sufficient levels of cash through operating activities to fund the business. Cash requirements were provided by additional borrowings made under a revolving credit facility with Gould. Gould has provided the Company with its
revolving  loan  facility  since 1989.   On  October  3,  1993  the
Company's borrowings under the agreement exceeded the maximum allowed by the terms of the agreement. Subsequent to October 3, 1993, Gould allowed the Company to borrow funds in excess of the agreement's maximum limit to fund its daily operations and during the fourth fiscal quarter the Company began negotiations with Gould to significantly recapitalize the Company. At December 31, 1993, borrowings were $26,924,000 in excess of the loan's maximum borrowing limit.

On February 4, 1994, the Company and Gould agreed to exchange indebtedness owed by the Company to Gould for Series E stock. The indebtedness exchanged was the $50,000,000 term loan and $50,000,000 borrowed under the revolving credit agreement. Upon completion of the exchange, borrowings under the revolving loan agreement were $19,134,000, or $15,866,000 below the maximum borrowing limit of the credit facility.

In exchange for cancellation of indebtedness, the Company issued to Gould 1,000,000 shares of Series E Stock. Terms of the Series E
Stock are included in Note J of Notes to Consolidated Financial Statements and incorporated herein by reference. As a result of this transaction, (i) the Company reduced debt by $100,000,000 and related interest expense by approximately $7,000,000 per year and
(ii) the beneficial ownership position of Gould and EFI changed from 34.4% and 27.6%, respectively to 50.3% and 20.9%, respectively.

Further, on April 11, 1994, the Company and Gould agreed to amend and restate the existing revolving loan agreement by increasing the maximum borrowing limit of the agreement to $50,000,000 and extending its maturity date to April 16, 1996. The terms and conditions of the agreement are essentially unchanged except certain financial covenants contained in the agreement were modified to more closely reflect the Company's then current financial position.

The February 4, 1994 exchange of equity for indebtedness eliminated the Company's capital deficiency and provided tangible net worth in excess of minimum requirements for inclusion into the Nasdaq National Market. On March 18, 1994, Encore was reinstated into the system and the Company's common stock began trading under the symbol ENCC.

Due to continued operating losses since February 4, 1994 and the need to increase its investment in working capital for the introduction of its new storage product, the Company exceeded the revolving loan agreement's $50,000,000 maximum borrowing amount on September 6, 1994. From September 6, 1994 until December 21, 1994 Gould allowed the Company to borrow additional funds in excess of the agreement's maximum limit. On December 21, 1994, the Company and Gould entered into an Uncommitted Loan Agreement. Under this agreement Gould may provide the Company with up to $55,000,000 of additional borrowings to be used for among other things the repayment of principal and interest incurred under the revolving loan agreement. Upon completion of the agreement, the Company used the facility to repay those borrowings in excess of the revolving loan agreement's maximum. At December 31, 1994, borrowings under the revolving loan agreement and uncommitted loan agreement were $50,000,000 and $38,421,000, respectively. The terms of the uncommitted loan are included in Note G of Notes to Consolidated Financial Statements and incorporated herein by reference.

In conjunction with the uncommitted loan agreement, Gould provided the Company with statements affirming they would not exercise certain remedies with respect to various defaults: (i) under the Amended and Restated Loan Agreement dated March 31, 1992, (ii) under the terms of the Series B Convertible Preferred Stock and
(iii) under the terms of the Intellectual Property License dated January 28, 1991, until after January 31, 1995.

As of March 17 1995, Gould cancelled $50,000,000 of indebtedness owed to it by the Company under the revolving loan agreement in exchange for 500,000 shares of the Company's Series F Stock with a liquidation preference of $50,000,000. The terms of the Series F Stock are included in Note L of Notes to Consolidated Financial Statements and incorporated herein by reference.

In conjunction with the above described exchange, the Company and Gould also entered into an Amended and Restated Credit Agreement (the "Credit Agreement"). The Credit Agreement provides the
Company   with  an  additional  committed  borrowing  facility   of
$25,000,000. The amendment increases the maximum committed borrowing limit under the Credit Agreement from $55,000,000 to $80,000,000. On the Closing Date, the Company had incurred borrowings under the Agreement of $55,000,000 and had available a committed, unused credit facility of $25,000,000.

The Credit Agreement matures on April 16, 1996. Borrowings are collateralized by substantially all of Encore's tangible and intangible assets and the agreement contains various covenants including maintenance of cash flow, leverage and tangible net worth ratios and limitations on capital expenditures, dividend payments and additional indebtedness. Interest is based on the length of time the loan is outstanding beginning at the prime rate plus 1% and increasing to prime rate plus 2% for amounts outstanding for more than 180 days. In conjunction with the execution of the Credit Agreement, Gould provided the Company with waivers of compliance with certain terms contained in the agreement until January 1, 1996.

In addition to the above described events, the Company and Gould also agreed to the following: (i) the Encore period of exclusive use under the Intellectual Property License shall not terminate prior to June 30, 1995, and (ii) Gould shall not vote its shares of the Series B or take any other action as a holder of the Series B to elect a majority of the directors of the Company before September 30, 1995. A complete discussion of the agreement to extend the Encore exclusive use period under the terms of the Intellectual Property License is included in Note I of Notes to
Consolidated Financial Statements and incorporated herein by reference. A discussion regarding the Series B Stock is included in Note L of Notes to Consolidated Financial Statements and included herein by reference.

The following tables display the beneficial ownership of Japan Energy Corporation through its wholly owned subsidiaries Gould and EFI in the Company before the March 17, 1995 transaction as of December 31, 1994 and on a pro forma basis after the transaction as of December 31, 1994:


                                Before the Exchange of
                              Indebtedness for Series F
                               as of December 31, 1994

                        Debt (1)     Beneficial Ownership (2)
                    ($000's)    % of total     Shares       % of total
                   ---------      -------     -----------    -------
Gould              $  88,421       98.9%       67,232,892     49.9%
EFI(3)                  -            -         28,310,092     21.0
Other                  1,023        1.1        39,224,705     29.1
                   ---------      -------     -----------    -------
Total              $  89,444      100.0%      134,767,689    100.0%
                   =========      ======      ===========    ======



                            After the Exchange of
                           Indebtednessfor Series F
                       Pro Forma as of December 31, 1994

                              Debt (1)   Beneficial Ownership (4)
                        ($000's)    % of total  Shares       % of total
                   ---------      -------     -----------    -------
Gould              $  38,421       97.4%       82,617,508      55.0%
EFI(3)                  -            -         28,310,092      18.9
Other                  1,023        2.6        39,224,705      26.1
                   ---------      -------     -----------    -------
Total              $  39,444      100.0%      150,152,305     100.0%
                   =========      ======      ===========    ======
- ----------------------
(1)  Includes both current and long-term portion of debt.
(2) Includes 92,580,961 shares of Common Stock issuable upon full conversion of all outstanding Series A Stock, Series B Stock,
   Series D Stock and Series E Stock after payment of all dividends payable through January 15, 1995 as well as shares which may be acquired within sixty days after December 31, 1994 by exercise of outstanding stock options.
(3) EFI, like Gould, is a wholly owned subsidiary of Japan Energy Corporation. Its ownership consists solely of Series D Stock whose conversion to common stock is limited by the terms of the stock as discussed in Note (4) below.
(4) Includes 107,965,576 shares of Common Stock issuable upon full conversion of all outstanding Series A Stock, Series B Stock,
   Series D Stock, Series E Stock, and Series F Stock as well as shares which may be acquired within sixty days after December
   31, 1994 by exercise of outstanding stock options.  The Series
   D, Series E and Series F Stock is convertible by a United States citizen or a corporation or other entity owned in the majority by a United States shareholder or in connection with an underwritten public offering.


In connection with the exchange of indebtedness for both the Series E and Series F Stock by Gould the United States Defense Investigative Service ("DIS") has indicated no objection to the relationships under the United States government requirements relating to foreign ownership, control or influence between the Company, Japan Energy (a Japanese corporation) and its wholly owned subsidiaries (EFI and Gould).

Since 1989, Japan Energy and its wholly owned subsidiaries, Gould and EFI, have been the principal source of the Company's financing by either directly providing or guaranteeing the Company's loans. Each of the Company's debt agreements with Japan Energy and its wholly owned subsidiaries have contained various covenants including maintenance of cash flow, leverage, and tangible net worth ratios and limitations on capital expenditures, dividend payments and additional indebtedness. Currently and at various times in the past, the Company has been in default of certain covenants contained in the debt agreements but waivers of compliance with those covenants have been obtained and, generally, the Company has been able to successfully renegotiate favorable terms with its creditor. To continue operating in the normal course of business, the Company is and will remain dependent on the continued financial support of Japan Energy and its subsidiaries. Until such time as the Company returns to a state of sustained profitability, Encore will be unable to secure funding from other parties and/or generate sufficient levels of cash through operations to meet the needs of the business.










PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on
Form 8-K

(a)1. and (a)2. Index to Financial Statements and Financial
Statement Schedules


Form 10-K                                                    Page Number
- ---------------------------------                            -----------
 Report of independent public accountants relating to
  consolidated financial statements  and financial
   statement schedules                                           28

 Consolidated statements of operations for the years
  ended December 31, 1994, 1993 and 1992                         29

 Consolidated balance sheets at December 31, 1994 and 1993       30

 Consolidated statements of cash flows for the years
  ended December 31, 1994, 1993 and 1992                         31

 Consolidated statements of shareholders' equity
  (capital deficiency) for the years ended
   December 31, 1994, 1993, and 1992                             33

Notes to consolidated financial statements                    34-54



The following consolidated financial statement schedule is submitted herewith:


Form 10-K                                              Page Number
- -------------------------------------------------      -----------
Schedule II     Valuation and qualifying accounts           71




The consolidated financial statement schedule should be read in conjunction with the consolidated financial statements included herein. All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.





(a)3. Index to Exhibits

The  exhibits  listed  on  the  accompanying  index  to  exhibits
immediately   following  the  consolidated  financial   statement
schedules are filed as part of this report.


(b) Reports on Form 8-K

No   reports  on Form 8-K were filed during  the last  quarter of the year ended December 31, 1994.


For  purposes  of  complying with the  amendments  to  the  rules governing Form S-8 under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into the Registrant's Registration Statements on Form S-8 Nos. 33-34171 and 33-33907.

Insofar as indemnification of liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by as director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by the appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.
Valuation



ENCORE COMPUTER CORPORATION                                       SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)


                                                                                              BALANCE AT
                                   BALANCE AT     CHARGED TO     CHARGED TO                       END
                                  BEGINNING OF    COSTS AND        OTHER                            OF
DESCRIPTION                          PERIOD      AND EXPENSES     ACCOUNTS    DEDUCTIONS(1)      PERIOD
- -------------                      ---------    -------------     ---------    -------------     ------
YEAR ENDED 12/31/92
ALLOWANCE FOR DOUBTFUL ACCOUNTS     $ 3,804         $ 283           $  -         $  (1,646)     $  2,441
                                    =======         =====           ======       ==========     ========

YEAR ENDED 12/31/93
ALLOWANCE FOR DOUBTFUL ACCOUNTS      2,441            203              -              (494)        2,150
                                     ======          =====          =======      ==========     ========

YEAR ENDED 12/31/94
ALLOWANCE FOR DOUBTFUL ACCOUNTS      2,150            2,928            -             (  61)        5,017
                                    ======           ======         ========     ==========      ========

(1) Includes amounts deemed uncollectible





                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as the chief accounting officer and an officer of the registrant thereunto duly authorized.

ENCORE COMPUTER CORPORATION
(Registrant)


                                       By:T. MARK MORLEY
                                          T. Mark Morley
                                          Vice President, Finance
                                          and Chief Financial Officer
April 13, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                  Date


KENNETH G. FISHER             Chairman of the Board
Kenneth G. Fisher             Chief Executive Officer    April 13, 1995


                              President and Chief
ROWLAND H. THOMAS JR.         Operating Officer and
Rowland H. Thomas, Jr.        Director                    April 13, 1995


C. DAVID FERGUSON
C. David Ferguson             Director                    ApriL 13, 1995


ROBERT J. FEDOR
Robert J. Fedor               Director                      April 13, 1995


DANIEL O. ANDERSON
Daniel O. Anderson            Director                      April 13, 1995


T. MARK MORLEY                Vice President, Finance
T. Mark Morley                and Chief Financial Officer   April 13, 1995


KENNETH S. SILVERSTEIN
Kenneth S. Silverstein        Corporate Controller          April 13, 1995





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

  3.3         Amendment   to  the  Certificate  of  Incorporation
               dated September 30, 1993 increasing the number of authorized common shares from 120,000,000 to 150,000,000 (incorporated herein by reference to Exhibit 3.3 to the Company's Form l0-K for the year ended December 31, 1993).

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

  4.4         Certificate  of Stock Designation relating  to  the
               Company's Series E Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.4 to the Company's Form l0-K for the year ended December 31, 1993).

  *4.5        Certificate  of Stock Designation relating  to  the
               Company's Series F Convertible Preferred Stock

  10.1        The  Company's 1983 Incentive Stock Option Plan, as
               amended (incorporated herein by reference to the Company's Form S-8/Form S-3 Registration Statement
               No. 33-34171).

  10.2        The   Company's  1985  Non-Qualified  Stock  Option
               Plan, as amended (incorporated herein by reference to the Company's Form S-8/Form S-3 Registration
               Statement No. 33-34171).

  10.3        The   Company's  1990 Employee Stock Purchase  Plan
               as  amended  (incorporated herein by reference  to
               the   Company's  Form  S-8/Form  S-3  Registration
               Statement No. 33-72458).

  10.4        Form   of  Indemnification  Agreement  between  the
               Company and its executive officers (incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-K for the year ended December 31, 1989).

  10.5        Master  Purchase Agreement dated as of February  3,
               1994 between the Company and Gould Electronics Inc. (incorporated herein by reference to Exhibit 10.7b to the Company's Form l0-K for the year ended December 31, 1993).

  10.6        Intellectual  Property License Agreement  dated  as
               of January 28, 1991, among the Company, Encore Computer U.S., Inc. ("Encore U.S.") and Gould Inc. (incorporated herein by reference to Exhibit 10.9 of the Company's Form 10-K for the year ended December 31, 1990).


  10.7a       The  Amended and Restated Revolving Loan  Agreement
               dated March 31, 1992 between Encore Computer Corporation and Gould Inc. (incorporated herein by reference to the Company's Form 10-K Exhibit 10.13c for the year ended December 31, 1991).

  10.7b       The  Second  Amended  and Restated  Revolving  Loan
               Note dated March 31, 1992 between Encore Computer Corporation and Gould Inc. (incorporated herein by reference to the Company's Form 10-K Exhibit 10.13d for the year ended December 31, 1991).

  10.7c       The   Renewal  Term  Notes  dated  March  31,  1992
               between Encore Computer Corporation and Gould Inc. (incorporated herein by reference to the Company's Form 10-K Exhibit 10.13e for the year ended December 31, 1991).

  10.7d       Amendment   Agreement   to   the   Revolving   Loan
               Agreement among the Company and Gould Inc. and the Term Loan Agreement among the Company and Gould Inc. dated April 12, 1993 (incorporated herein by reference to Exhibit 10.9d to the Company's Form 10-K for the year ended December 31, 1992)..

  10.7e       Amended   Loan   Agreement   and   related   letter
               agreement dated April 11, 1994 between the Company and Gould Electronics Inc. (incorporated herein by reference to Exhibit 10.13g to the Company's Form l0-K for the year ended December 31, 1993).

  10.8        Amended  and  Restated General  Security  Agreement
               dated as of January 28, 1991, among the Company, Encore U.S. and Gould Inc. (incorporated herein by reference to the Company's Form 10-K Exhibit 10.14 for the year ended December 31,1990).

  10.9        Support  Services Provider Agreement dated December
               9, 1993 between Encore Computer Corporation and Halifax Corporation to subcontract certain customer service field maintenance activities to
               Halifax Corporation (incorporated herein by reference to Exhibit 10.17 to the Company's Form l0-K for the year ended December 31, 1993).

  10.10       Amendment  No.  1  to  Nonqualified  Stock   Option
               Agreement between Encore Computer Corporation  and
               T. Mark. Morley dated November 10, 1993 (incorporated herein by reference to Exhibit 10.18 to the Company's Form l0-K for the year ended December 31, 1993).

  10.11       Description  of  the Company's Corporate  Executive
               Compensation   Plan    (incorporated   herein   by
               reference to Exhibit 10.19 to the Company's Form l0-K for the year ended December 31, 1993).

  10.12       Reseller  Agreement  for  Encore  Storage  Products
               between Amdahl Corporation and Encore Computer Corporation and Amendment #1 to Reseller Agreement for Encore Storage Products between Amdahl Corporation and Encore Computer Corporation (incorporated herein by reference to Exhibit 10 to the Company's Form l0-Q for the quarter ended October 2, 1994 and as amended on Form 10-QA-1 dated February 21, 1995).

  *10.13      The   Uncommitted   Loan  Agreement   and   certain
               exhibits  thereto  dated as of December  21,  1994
               between  Encore  Computer  Corporation  and  Gould
               Electronics Inc.

  *10.14      The  Amended and Restated Credit Agreement dated as
               of   March   17,  1995  between  Encore   Computer
               Corporation and Gould Electronics Inc.

  *10.15      Master  Purchase Agreement dated as  of  March  17,
               1995 between the Company and Gould Electronics Inc. relating to the purchase of Series F Convertible Preferred Stock, Cancellation of Indebtedness and Related Documentation.

  *11.0       Calculation of Earnings per Share

  *22.0       Subsidiaries of the Company.

  *24.1       Consent of Independent Public Accountants.

  *27         Financial Data Schedule

  * Filed herewith.