Form 10-Q
period 1995-04-02
ENCORE COMPUTER CORP /DE/
filed 1995-05-19
CIK 764037

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                               FORM 10-Q
       (Mark One)
       [  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 2, 1995

                                  OR

       [      ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ________ to _______.

                      Commission File No. 0-13576



                      ENCORE COMPUTER CORPORATION
        (Exact name of registrant as specified in its charter)


      Delaware                                        04-2789167
- - -------------------------               -----------------------------------
 (State of Incorporation)              (I.R.S. Employer Identification No.)

      6901 West Sunrise Blvd.
      Fort Lauderdale, Florida                  33313
- - ----------------------------------------      ----------
(Address of Principal Executive Offices)      (Zip Code)

 Telephone:  305-587-2900


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

 The number of shares outstanding of the registrant's only class of Common Stock as of May 3, 1995 was 34,671,626.

 Exhibit 11 is located on page 22.




                      Encore Computer Corporation



                                 Index
                                                           Page
Part I    FINANCIAL INFORMATION
Item 1    Condensed Consolidated Financial Statements         3
          Notes to Condensed Consolidated
          Financial Statements                                8
Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations      16
Part II   OTHER INFORMATION                                  20
          Signature Page                                     21
Exhibit 11   Computation of Loss Per Share                   22

ENCORE COMPUTER CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands except per share data)


                                                Three Months Ended
                                              April 2,       April 3,
                                                1995           1994
                                           ----------     ----------
Net sales:
  Equipment                                $    5,611     $   8,862
  Service                                       7,624        10,627
                                           -----------    ----------
      Total                                    13,235        19,489

Costs and expenses:
  Cost of equipment sales                       5,936         5,420
  Cost of service sales                         5,753         6,849
  Research and development                      8,949         6,444
  Sales, general and administrative             9,982         8,886
                                           -----------    ----------
      Total                                    30,620        27,599

Operating loss                                (17,385)       (8,110)

  Interest expense                             (1,828)         (873)
  Interest income                                  34            12
  Other expense, net                               70            67
                                           -----------    ----------
Loss before income taxes                      (19,109)       (8,904)

 Provision for income taxes (Note E)              (73)          -
                                           -----------    ----------
Net Loss                                    $ (19,182)     $ (8,904)
                                           ===========    ==========
Net loss attributable to common
  shareholders                              $ (23,275)    $ (11,287)
                                           ===========    ==========
Net loss per common share                   $   (0.56)     $  (0.28)
                                           ===========    ==========
Weighted average shares of
  common stock                                 41,540        40,120
                                           ===========    ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

ENCORE COMPUTER CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands except share data)
                                                          April 2,    December 31,
                                                             1995       1994
                                                        ----------- ----------
ASSETS
Current assets:
 Cash and cash equivalents                              $    2,563     $ 2,517
 Accounts receivable, less allowances                       19,591      19,855
 Inventories (Note B)                                       29,298      27,555
 Prepaid expenses and other current assets                   1,890       1,863
                                                        -----------  -----------
Total current assets                                        53,342        51,790

Property and equipment, net                                 38,674        40,921
Capitalized software, net                                    5,597         5,139
Other assets                                                   480           912
                                                        -----------    -----------
Total assets                                            $   98,093     $  98,762
                                                        ==========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY/
 (CAPITAL  DEFICIENCY)
Current liabilities:
 Current portion of long term
  debt- other (Note D)                                         184           195
  Accounts payable and
   accrued liabilities (Note C)                             35,985        31,358
                                                        -----------    -----------
Total current liabilities                                   36,169        31,553

Long term debt - related parties (Note D)                   55,902        88,421
Long term debt - other
                                                               787           828
                                                        -----------    -----------
Total liabilities                                           92,858       120,802

Shareholders' equity (capital deficiency):

Preferred stock, $.01 par value;
   authorized 10,000,000 shares:
  Series A Convertible Participating Preferred,
     issued 73,641 shares in 1995 and 1994                       1             1
  6% Cumulative Series B Convertible Preferred,
     issued 666,453 in 1995 and 1994,
     with an aggregate liquidation preference
     of $66,645                                                  7             7

  6% Cumulative Series D Convertible Preferred,
     issued 1,019,787 shares in 1995 and
     1994, with an aggregate liquidation
     preference of $101,978                                     10            10
  6% Cumulative Series E Convertible Preferred, issued
     1,042,381 shares in 1995 and 1994 with an
     aggregate liquidation preference of     $104,238           10            10
  6% Cumulative Series F Convertible Preferred, issued
     500,000 in 1995 with an aggregate liquidation
     preference of $50,000                                       5            -
Common stock, $.01 par value; authorized 150,000,000
   shares; issued 34,271,326 and 34,076,124 in
   1995 and 1994, respectively                                 343           341
Additional paid-in capital                                 353,451       307,001
Accumulated deficit                                       (348,592)     (329,410)
                                                        -----------    -----------
Total shareholders' equity
 (capital deficiency)                                        5,235       (22,040)
                                                        -----------    -----------
Total liabilities and
     shareholders' equity (capital deficiency)          $   98,093     $  98,762
                                                        ===========    ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

ENCORE COMPUTER CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)
                                                      Three Months Ended
                                                    April 2,       April 3,
                                                      1995           1994
                                                -----------     ----------
Cash flows from operating activities:
Net loss                                         $ (19,182)      $ (8,904)
Adjustments to arrive at net cash
 used in operating activities:
 Depreciation and amortization                       2,985          2,564

 Net changes in operating assets
  and liabilities:
 Accounts receivable                                   264         (2,654)
 Inventories                                        (1,743)           677
 Other current assets                                  (27)           231
 Other assets                                          432           (310)
 Accounts payable and accrued liabilities             (533)        (4,578)
 Other liabilities                                     -              (93)
                                                -----------     ----------
   Cash used in operating activities               (17,804)       (13,067)
                                                -----------     ----------
Cash flows from investing activities:
 Additions to property and equipment                  (632)        (1,862)
 Capitalization of software costs                     (564)          (537)
                                                -----------     ----------
Cash used in investing activities                   (1,196)        (2,399)
                                                -----------     ----------
Cash flows from financing activities:
 Net borrowings under revolving loan agreements     17,481         13,304
 Principal payments of long term debt                  (52)           (19)
 Payment of preferred stock dividends                  -               (1)
 Issuance of common stock                            1,617             70
                                                -----------     ----------
Cash provided by financing activities               19,046         13,354
                                                -----------     ----------
Net decrease in cash and cash equivalents               46         (2,112)

Cash and cash equivalents, beginning                 2,517          3,751
                                                -----------     ----------
Cash and cash equivalents, ending               $    2,563       $   1,639
                                                ==========       =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

ENCORE COMPUTER CORPORATION
Condensed Consolidated Statements of Cash Flows



Supplemental disclosure of cash flow information (in thousands):
                                                      Three Months Ended
                                                    April 2,       April 3,
                                                       1995           1994
                                                  -----------   -----------
Cash paid during the period for interest          $      554     $   1,535


Cash paid during the period for income taxes           -                 3






Supplemental schedule of non-cash investing and financing activities:

   A. On February 4, 1994, the Company exchanged $100,000,000 of indebtedness, for preferred stock. Refer to Note D of Notes to Condensed Consolidated Financial Statements.

   B. On March 17, 1995, the Company exchanged $50,000,000 of indebtedness, for preferred stock. Refer to Note E of Notes to Condensed Consolidated Financial Statements.

ENCORE COMPUTER CORPORATION
Condensed Statements of Shareholders' Equity (Capital Deficiency)
(in thousands except share data)
                                                                           -----------------Preferred Stock---------------
                                             Series A             Series B              Series D              Series E
                                                   Par                     Par                    Par                   Par
                                       Shares    Value       Shares      Value      Shares      Value      Shares     Value
                                        ------   -----      -------    -----      ---------    -----    ---------    -----
Balance January 1, 1995                 73,641    $  1      666,453      $  7     1,019,787    $  10     1,042,381   $  10
Common stock options exercised,
  $.63 to $2.31 per share
Issuance of Series F Convertible
  Preferred Stock (Note G)
Extension of expiration date on
  outstanding grant of common
  stock options
Net loss
                                        ------   -----      -------    -----      ---------    -----    ---------    -----
Balance April 2, 1995                   73,641    $  1      666,453     $  7      1,019,787    $  10    1,042,381    $  10
                                        ======   =====      =======     ====      =========    ======   =========    ======

The accompanying notes are an intergral part of the condensed consolidated financial statements.

(Continued on following page)

(Continued from Above)
ENCORE COMPUTER CORPORATION
Condensed Statements of Shareholders' Equity (Capital Deficiency)
(in thousands except share data)


                                                                    Common Stock                                       Shareholders'
                                             Series F                                        Additional                    Equity
                                                        Par                       Par          Paid In       Accumulate     (Capital
                                            Shares    Value         Shares      Value          Capital        Deficit    Deficiency)
                                        ----------    ------    ----------    -----------    -----------    ------------   --------
Balance 12/31/94                          -           $  -       34,076,124    $  341        $  307,001    $  -329,410    $  -22,040
Common stock options exercised,
  $.63 to $2.31 per share                                           195,202         2               191                          193
Issuance of Series F Convertible
  Preferred Stock (Note G)                 500,000       5                                                      44,834        44,839
Extension of expiration date on
 outstanding
  grant of common stock options                                                                    1,425                       1,425
Net loss                                                                                                       -19,182       -19,182
                                        ----------    ------      ----------    -----------     ---------   ----------      --------
Balance April 2, 1995                      500,000    $  5       34,271,326    $  343         $  353,451    $  -348,592     $  5,235
                                          =========   =====      ==========    ============   ==========    ===========     ========

The accompanying notes are an intergral part of the condensed consolidated financial statements.

Encore Computer Corporation
Notes to Condensed Consolidated Financial Statements


A. Summary of Significant Accounting Policies

Basis of Presentation and Other Matters
The accompanying condensed consolidated financial statements are unaudited and have been prepared by Encore Computer Corporation ("Encore" or the "Company") in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1994.

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

Per Share Data
Per share data is calculated based upon the weighted average number of shares of common stock and common stock equivalents outstanding. In fiscal periods which report net losses, the calculation does not include the effect of common stock equivalents such as stock options since the effect on the amounts reported would be antidilutive. Series A Convertible Participating Preferred Stock ("Series A") has been considered common stock (on an assumed converted basis) for purposes of income (loss) per share calculations. The Series B Convertible Preferred Stock ("Series B"), Series D Convertible Preferred Stock ("Series D"), Series E Convertible Preferred Stock ("Series E") and Series F Convertible Preferred Stock ("Series F") have been determined to be common stock equivalents but are not included in the weighted average number of shares of common stock and equivalents because the effect would be antidilutive for the periods presented.

At December 31, 1994, the Company reported a capital deficiency and was precluded from paying dividends on its preferred stock outstanding. Accordingly, the normal quarterly dividends payable January 15, 1995 for the period of October 15, 1994 to January 15, 1995 on the Series B, Series D and Series E in the amounts of $999,600, $1,529,600 and $1,563,500, respectively, were accumulated by the Company. These dividends were included in the computation of the loss per common share for the period ended
April 2, 1995. For the three month period ended April 3, 1994, the Company also accumulated dividends on the Series B and Series
D. In computing the loss per common share, these dividends increased the 1994 loss as reported for the per common share calculation by $2,383,000. The Series B and Series D dividends accumulated in the 1994 period have since been paid by the Company.

On March 17, 1995, the Company completed, among other things, an exchange of Series F Convertible Preferred Stock for indebtedness owed. Following the exchange, the Company reported a capital surplus and was able to pay all dividends previously accumulated. Accordingly, it declared all accumulated dividends payable on April 15, 1995.

On April 15, 1995, dividends payable for the period of January 15, 1995 to April 15, 1995 on the Series B, Series D, and Series E of $1,014,500, $1,552,600, and $1,587,000, respectively and dividends payable for the period of March 17, 1995 to April 15, 1995 on the Series F of $250,000, were paid in additional shares of preferred stock.

B. Inventories

Inventories consist of the following (in thousands):

                                April 2,   December 31,
                                   1995           1994
                              ---------     ----------
Purchased parts                $  4,475     $    3,307
Work in process:
  Storage Products               18,242         18,567
  Other                           5,014          4,810
Finished goods                      955            482
Loaned computer equipment
  and consignment inventory         612            389
                              ---------      ----------
                              $  29,298      $  27,555
                             ==========     ==========

At April 2, 1995, inventory includes $18,242,000 of Storage Products work in process acquired to meet anticipated demand under the Amdahl Agreement. Amdahl has decided to postpone further deliveries until their testing of the product confirms that it includes all the performance, features and functionality required under the terms of the Agreement. Accordingly, management deemed it prudent at December 31, 1994 to record an adjustment of $5,600,000 against carrying value of the inventory. This adjustment remains in place at April 2, 1995. A program has been implemented to reduce the inventory to desired levels over the near term. No estimate can be made of a range of amounts of loss that are reasonably possible should the program not be successful.

C. Accounts Payable and Accrued Liabilities;
Accounts payable and accrued liabilities consist of the following
(in thousands):

                                   April 2,    December 31,
                                      1995           1994
                                -----------     ----------
Accounts payable                $    7,464      $  10,582
Accrued salaries and benefits        5,857          4,663
Accrued restructuring costs          4,012          4,926
Accrued interest                     7,175          1,882
Accrued taxes                        4,256          3,359
Deferred income,
  principally maintenance contracts  2,228          1,548
Other accrued expenses               4,993          4,398
                                 ----------    -----------
                                 $  35,985      $  31,358
                                 =========      ==========

D.  Debt
Debt consists of the following (in thousands):;

                                                    April 2,   December 31,
                                                       1995          1994
                                                -----------     ----------
Debt to unrelated parties:
Mortgages payable and capital
  lease obligations                                 $   971      $   1,023
Less:
  Current portion of debt                              (184)          (195)
                                                    --------     ----------
 Total long term debt to unrelated parties          $   787      $     828
                                                    =======      ==========

Debt to related parties:
  Revolving loan agreements with
     Gould Electronics Inc.                         $   -        $  50,000
Credit Agreement with Gould Electronics Inc.          55,902        38,421
                                                    ---------    ---------
  Total long term debt to related parties           $ 55,902     $  88,421
                                                    ========     =========

Related Party Transactions
The Company, Japan Energy Corporation ("Japan Energy") and its subsidiaries Gould Electronics Inc. ("Gould") and EFI International Limited ("EFI") (Japan Energy, Gould and EFI are collectively know as the "Japan Energy Group") are related parties due to the significant financial interests of Gould and EFI in the Company. As of April 2, 1995, assuming full conversion of their holdings in the Company's preferred stock, the Japan Energy Group beneficially owned 74.0% of the Company's common stock. Since 1989, Gould has provided the Company with its revolving line of credit, entered into certain borrowing
agreements         and        entered        into         certain
exchanges of equity for indebtedness. Transactions consummated in 1994 and 1995 are discussed in more detail below and in Note
E:

Transaction                         Effective Dates               Amount
- - -----------------------         --------------------           ------------
Revolving Loan Agreement,       Prior to 1994 through          $ 50,000,000
  as amended                    March 17, 1995

Exchange of Series E for the    As of February 4, 1994         $100,000,000
 cancellation of indebtedness
 under the Term Loan and the
 Revolving Loan Agreement

Uncommitted Loan Agreement      From December 21, 1994         $ 55,000,000
                                through March 17, 1995

Amended Uncommitted Loan        From March 17, 1995            $ 80,000,000
  Agreement                      to present

Exchange of Series F for the    As of March 17, 1995           $ 50,000,000
 cancellation of indebtedness
 under the Revolving Loan
 Agreement



1994 Exchange of Indebtedness for Convertible Preferred Stock
On February 4, 1994, Gould exchanged its then outstanding term loan and a portion of its revolving credit loan totaling $100,000,000 for 1,000,000 shares of the Company's Series E Cumulative Convertible Preferred Stock with a liquidation preference of $100,000,000.

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

1995 Exchange of Indebtedness for Convertible Preferred Stock
As more fully described in Note E of Notes to Condensed Consolidated Financial Statements, as of March 17, 1995, the Company and Gould agreed, among other things, to cancel $50,000,000 of indebtedness under the revolving loan agreement in exchange for the issuance of $50,000,000 of Series F Cumulative Convertible Preferred Stock.

Total interest expense on indebtedness to Gould for the three months ended April 2, 1995 and April 3, 1994 was $1,801,000 and $798,000, respectively. In addition to the loans described above, amounts currently due to Gould at April 2, 1995 and December 31, 1994, included accrued interest of $2,475,000 and $1,882,000, respectively.


Revolving Loan Agreements
Since 1989, Gould has provided the Company with various revolving credit facilities. Borrowings under the revolving loan agreements are collateralized by substantially all of Encore's tangible and intangible assets and the agreements contain various covenants including maintenance of cash flow, leverage and tangible net worth ratios and limitations on capital expenditures, dividend payments and additional indebtedness. Interest is equal to the prime rate plus 1% (9.5% at December 31, 1994) and is payable monthly in arrears.

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

As discussed in more detail in Note E of Notes to Condensed Consolidated Financial Statements, as of March 17, 1995 the Company and Gould agreed to cancel the $50,000,000 of indebtedness owed by the Company to Gould under the terms of the revolving loan in exchange for the issuance of 500,000 shares of the Company's Series F Convertible Preferred Stock with a liquidation preference of $50,000,000 to Gould. Because of the 1995 recapitalization and refinancing, the revolving loan agreement is classified as a long-term obligation at December 31, 1994.

Short Term Loan Agreement
The terms of the Short Term Loan Agreement provide that Gould, at its sole discretion, may loan up to $55,000,000 to the Company to provide funds for (a) repayment of principal and interest under the revolving loan agreement, (b) working capital purposes in the ordinary course of business, or (c) general corporate purposes. Borrowings mature no later than September 30, 1995 and may be paid earlier at the discretion of the Company. Borrowings are collateralized by substantially all of Encore's tangible and intangible assets and the agreement contains various covenants including maintenance of cash flow, leverage and tangible net worth ratios and limitations on capital expenditures, dividend payments and additional indebtedness. Interest on the loans are based on the length of time the loan is outstanding beginning at the prime rate plus 1% and increasing to prime rate plus 2% for amounts outstanding for more than 181 days. Interest on the borrowings accrues monthly in arrears and is payable upon maturity of the note. At December 31, 1994, borrowings under the agreement were $38,421,000.

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

Term Loan
The Term Loan due to Gould provided for interest at a rate equal to the prime lending rate plus 1% (7.0% at December 31, 1993). The terms and conditions of the loan were similar to those of the revolving loan agreement described above. The loan was collateralized by substantially all of Encore's tangible and intangible assets and contains various covenants, including maintenance of cash flow, leverage, and tangible net worth ratios and limitations on capital expenditures, dividend payments and additional indebtedness. As amended, the maturity date of the loan was April 2, 1995. However, on February 4, 1994, the Company and Gould cancelled the indebtedness owed by the Company to Gould under the Term Loan agreement in the amount of $50,000,000 in exchange for Series E convertible preferred stock.

E.  Shareholders Equity
On March 17, 1995, Gould agreed to cancel $50,000,000 of indebtedness owed to it by the Company under the revolving loan agreement for 500,000 shares of the Company's Series F Convertible Preferred Stock with a liquidation preference of $50,000,000.

The principal terms of the Series F are:

(i) The Series F is senior in liquidation priority to all other classes of the Company's preferred and common stock.

(ii) 6% cumulative annual dividend which the Company can elect to (a) pay in additional shares of Series F valued at its liquidation preference until shareholders' equity exceeds $50,000,000; or (b) accumulate and pay in cash when shareholders' equity exceeds $50,000,000.

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

Upon completion of the transaction, assuming the full conversion of their preferred stock holdings, the Japan Energy Group's beneficial ownership of the Company' s common stock increased to 74.0%.

In addition to the exchange of indebtedness for Series F, the Company and Gould also agreed to amend and restate their Uncommitted Loan Agreement ("Credit Agreement"). As amended, the Credit Agreement provides the Company with an additional committed borrowing facility of $25,000,000. The amendment increases the maximum borrowing limit under the Credit Agreement from $55,000,000 to $80,000,000.

A summary of the financial effects of the above described transactions are as follows (in thousands):

Reduction of debt                                $ 50,000
  Less:
    Par value of shares issued (500,000 shares
     at $.01 par value)                                (5)
    Accrued estimated transaction costs              (600)
    Accrued interest on the remaining
     indebtedness under the Credit Agreement
     for the remaining term of the agreement       (4,560)
                                                 ---------
    Increase in additional paid in capital       $ 44,835
                                                 =========

Along with the refinancing, Gould and the Company agreed to extend Encore's period of exclusive use under the terms of their Intellectual Property license through June 30, 1995. During 1991 the Company and Gould entered into an intellectual property licensing agreement whereby the Company agreed to license substantially all of its intellectual property to Gould under certain conditions. The intellectual property license is royalty free and provides that as long as the Company achieved certain revenue levels, Gould could not use the intellectual property until January 1994. Additionally, it allows the Company to extend its exclusivity period for up to five additional years by making certain cash payments to Gould. The exclusivity period is automatically extended however if certain operating income levels are achieved by the Company. As of December 31, 1994 the Company has achieved neither the net revenue nor operating income levels necessary under the agreement to maintain its exclusive right to the use of the intellectual property. The Company will not achieve the revenue or operating profit levels necessary to maintain its exclusivity under the terms of the licensing agreement prior to June 30, 1995. Should the Company be unable to negotiate further extensions to its exclusivity period, Encore could lose the exclusive right to use the intellectual property and Gould at its option could begin to exercise its rights under the agreement. Such an event could have a material adverse effect on the Company's business.

Finally in connection with the refinancing, Gould agreed it would not vote its shares of the Series B or take any other action as a holder of the Series B to elect a majority of the directors of the Company until at least September 30, 1995. The Series B includes terms which allow the holders to elect a majority of the directors of the Company if certain operating income levels are not achieved by the Company. In connection with this transaction Gould agreed to defer any such action at least until September 30, 1995. It is unlikely that the Company will return to compliance with the terms of the Series B prior to September 30, 1995 at which time Gould, as the principal holder of the Series B, could exercise its rights to elect a majority of the directors.

Since 1989, the principal source of financing for the Company has been provided by Japan Energy Corporation and its wholly owned subsidiaries. The Company is dependent on the continued long term financial support of the Japan Energy Group. Should the Japan Energy Group withdraw its financial support at any time prior to the time the Company returns to profitability by failing to provide additional credit as needed, the Company anticipates it will not be able to secure financing from other sources. In such a case, the Company would suffer a severe liquidity crisis and it would have difficulty settling its liabilities in the normal course of business.

Item 2

                 Management's Discussion and Analysis
           of Financial Condition and Results of Operations
               for the Three Months Ended April 2, 1995
                              Compared to
                   Three Months Ended April 3, 1994



RESULTS OF OPERATIONS:
Total net sales for the three month period of 1995 decreased by $6,254,000 or 32% compared to the same period of 1994. Declines from the 1994 three month period occurred in both equipment and service sales with equipment sales declining $3,251,000 or 37% and service sales declining $3,003 or 28%. During the first three months of 1994 as a percentage of total sales, equipment and service sales were 42% and 58%, respectively. In the comparable period of 1994, equipment and service sales as a percentage of total sales were 45% and 55%, respectively. The Company's results are affected by continued delays in the commencement of storage product sales under the terms of its Reseller Agreement with Amdahl Corporation ("Amdahl") as well as by an on-going decline in real-time and open system computer sales.

During 1994 the Company and Amdahl entered into a five year Reseller Agreement (the "Amdahl Agreement") which allows Amdahl the right to distribute the Company's Infinity SP under the Amdahl brand. The agreement provides Amdahl with the exclusive marketing and distribution rights to the product in exchange for purchase commitments of specified volumes, except for sales to the U.S. government agencies, system integrators responding to government agency bid requests, pre-existing Encore distributors and in Japan, China, and Malaysia, where Encore retains the right to market the products on a non-exclusive basis. The Amdahl Agreement as amended establishes procurement schedules, which if certain product requirements are met, could require Amdahl to purchase a significant amount of product from Encore. Sales under the Amdahl Agreement were anticipated to begin in the second half of 1994 with significant sales volumes scheduled in the first half of 1995.

However, since entering into the agreement certain significant contractual issues have arisen delaying the sale of products. In February 1995 the Company sent a letter to Amdahl notifying Amdahl of its intent to terminate the Amdahl Agreement. Amdahl filed suit in the Delaware Chancery Court on March 29, 1995 seeking to prevent Encore from terminating the agreement. On March 30, 1995, Encore and Amdahl agreed to a "Stand-Still" Agreement to preserve the status quo until the companies could more thoroughly discuss the contractual issues. On April 24, 1995, the companies jointly announced that they had reached an agreement in principle as to the existing issues and the Stand-Still agreement had been extended to allow sufficient time to document those agreements. While the companies have made significant progress towards the resolution of their differences, shipments under the agreement have not yet commenced.

The  Company  has  invested  heavily  in  the  manufacturing  and overhead support capacity necessary to meet the accelerating sales commitments defined in the Amdahl Agreement. However, because of the recent delays encountered, product sales have fallen well short of expectations and the capacity in place has not been fully absorbed adversely affecting all elements of the Company's results of operations. The Company has not taken actions to eliminate the under utilized capacity at this time as it believes the existing differences can be resolved in the near term allowing for the beginning of shipments and the full absorption of the existing capacity.

With regard to declining computer system sales, the decline is due in large part to the fact that (i) certain of the Company's real-time products have reached the end of their life cycles and are increasingly less competitive in today's marketplace and (ii) acceptance of the Company's new open systems technology products in the information systems marketplace has been slower than anticipated. Certain of the Company's principal product offerings are proprietary architectures developed in the early 1980s. Although product enhancements were made, over time these older products have lost some of their technological edge. Accordingly, the Company has been increasingly less competitive selling into new, long-term programs. Replacement products based on open systems technology are available, however, demand for initial versions of the products has been disappointing. Recently, the Company released additional, new versions of the Infinity R/T, a real-time system based on Digital Equipment Corporation's Alpha AXP 21064 RISC processor. These versions are being more favorably received by customers.

In connection with its open system computer system sales, the Company has targeted the information processing market as a strategic growth market developing a series of open system
products  for this market including the Infinity 90.   The  open
systems computer market is, however, still in its infancy. Data processing users are now beginning to adopt the technology but the migration of a data processing operation to an open systems technology is generally viewed as a complex and expensive process. To minimize the perceived risks associated with this migration, early adapters have often selected larger, more established companies as their computer hardware provider. Accordingly, while the Company's products and technology have received favorable reviews by certain market research firms, Encore has had difficulty penetrating the marketplace. To improve demand for its products, the Company continues to actively leverage and enhance the core technology of its open system products. One such result of this effort is the recent availability of the Infinity SP storage processor. Utilizing the technology of the Infinity 90, the Infinity SP offers a new, cost effective, high performance approach to traditional applications in the high growth data storage markets. Additionally, Encore continues to seek out strategic distribution partners whose industry presence, expertise and sales channels will allow it to more efficiently bring the Company's leading edge open system product offerings to market .

Declining  service revenues in 1995 reflects the  effect  of  the
Company's prolonged decline in system sales on the service business as well as the continued price competitiveness of the marketplace. Because most of the Company's installed equipment base remains in use for several years after installation and customers generally elect to purchase maintenance contracts for their systems while they are in service, the rate of decline in service revenues has lagged that of equipment revenues. Accordingly, service revenues have become an increasingly larger portion on the Company's sales mix.

International sales for the period ended April 2, 1995 were $6,763,000 or 51% of total sales compared to sales of $8,511,000 or 44% of total net sales in the comparable period of 1994. The principal decreases have occurred in Western Europe. The European markets are adversely affected by the same factors as the overall business.

The cost of equipment sales for the three month period of 1995 increased by $516,000 or 10% compared to the 1994 period. As previously discussed, because of the delays in sales under the Amdahl Agreement, sales volumes in the first quarter of 1995 were significantly less than expected and significant levels of under-utilized production capacity occurred. Lower costs of equipment sales ($1,312,000) due to the current period's lower sales volumes were more than offset by higher warranty costs ($719,000) as the Company established provisions during the current period for the cost of retro-fit upgrades to certain installed computer systems sold in prior periods, unfavorable manufacturing capacity variances due to the period's lower revenues ($548,000), increased inventory obsolescence costs ($270,000), increased amortization costs of certain capitalized software products ($208,000) and other miscellaneous cost increases ($83,000). As a result of both the unfavorable cost increases and the decline in the period's equipment sales, the cost of equipment sales as a percentage of equipment sales, increased to 106% for the three months ended April 2, 1995 compared to 61% in the three month period of 1994.

Cost of service sales for the three month period of 1995 decreased by $1,096,000 or 16% when compared to the same period of 1994. The 1995 decrease is due principally to on-going actions taken to reduce costs to levels more consistent with the projected business. Among the most significant reductions realized are: (i) lower labor and employee related costs of $501,000 due to lower 1995 headcount levels, (ii) lower office rent of $400,000 as certain field locations were closed or consolidated and, (iii) other miscellaneous cost reductions of $195,000. However, during the three month period ended April 2, 1995, the Company continued its investment in various programs and infrastructure necessary to support of the launch of the Storage Products line. Accordingly, the 28% decline in service revenues exceeded that of the reductions realized in the cost of services sales. As a percentage of service revenues cost of service sales in 1995 increased to 76% compared to 64% in the prior year.

Research and development expenses increased 39% or $2,505,000 in the first quarter of 1995 versus the same period of 1994. The increase in 1995 spending is due to the concentration of efforts to finalize the development of certain Infinity SP product offerings for delivery under the Amdahl Agreement and the fact that during the 1994 period the Company received customer funding of approximately $650,000 for the completion of various engineering projects. No projects were customer funded during the 1995 period. As a percentage of net sales, research and development expenses were 68% in the three months ended April 2, 1995 compared to 33% for the corresponding period of 1994. Both the increase in 1995 spending and the decline in net sales contributed to this increase. To remain competitive in the marketplace, the Company must continue high levels of research and development expenditures. While second quarter 1995 research and development spending as a percentage of net sales will remain high, it is expected that as sales increase, this percentage should return to lower levels.

For the three months ended April 2, 1995, sales, general and administrative expenses increased by $1,096,000 from the same period of 1994. The increase is due principally to the recognition of a one time, non cash charge to compensation expense as the expiration date of certain stock options issued to officers of the Company were extended. This charge was partially offset by lower advertising expenses in the current period. In connection with the extension of the stock option expiration date, options to acquire shares of the Company's common stock issued to officers of the Company were scheduled to expire if not exercised. However, at the time the options were scheduled to expire the Company's policy on insider trading would have effectively prevented them from exercising the options. Accordingly, the Board of Directors approved an extension of the expiration date of the individual grants for a period of approximately eighteen months. A non-cash non-recurring charge of $1,412,000 was incurred in connection with this extension.
Exclusive of the one-time charge, sales, general and administrative expenses actually decreased from the prior period by $316,000. Principally because of the one-time charge, as a percentage of net sales, sales, general and administrative expenses increase in the 1995 period to 75% from 46% in the comparable period of 1994.

Interest expense for the first quarter of 1995 increased $955,000 from the first quarter of 1993 due principally to higher debt levels.

The  Company recorded a provision for income taxes for the  three
months  ended  April  2,  1995 of $73,000.   The  1995  provision
relates to operations of certain foreign subsidiaries.


LIQUIDITY AND CAPITAL RESOURCES:
Since 1989, the primary source of financing for the Company has been provided by Japan Energy and its wholly owned subsidiaries, Gould and EFI. The Japan Energy Group has provided the Company with its revolving credit facility, loan guarantees, refinanced subordinated debentures and entered into various exchanges of indebtedness for the Company's preferred stock. As of March 17,1995, assuming full conversion of their holdings in the Company's preferred stock, the Japan Energy Group beneficially owns 74.0% of the Company's common stock.

Because of operating losses incurred during the three months ending April 2, 1995 and April 3, 1994, the Company has been unable to generate cash from operating activities. In the 1995 and 1994 periods the Company used cash in operating activities of $17,804,000 and $13,067,000, respectively.

Expenditures for property and equipment for the three months ended April 2, 1995 and April 3, 1994 were 71,000 and $1,862,000, respectively while expenditures for capitalized software during the same periods were $1,125,000, and $537,000, respectively. As of April 2, 1995, there were no material commitments for capital expenditures.

Cash used in operating and investing activities during the three month periods of 1995 and 1994 was principally offset by cash provided through financing activities of $19,046,000 and $13,354,000 in 1995 and 1994, respectively. The principal source of financing has been through various agreements provided by the Japan Energy Group.

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

The majority of the year end cash on hand of $2,563,000 was at various international subsidiaries. With minor exceptions, all cash is freely remittable to the United States.

                      Part II - Other Information




Item 6.  Exhibits and Reports on Form 8-K
 (a)  Exhibits required by Item 601 of Regulation S-K
       Exhibit No. 11 - Statement re:  computation of
                         per share earnings.                See page 22.
     (b)  Reports on Form 8-K
       During the quarter ended April 2, 1995, the Company filed a report on Form 8-K in connection with the exchange of Series F Convertible Preferred Stock for Indebtedness owed on March 17, 1995.




                      Encore Computer Corporation





                              Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.


Encore Computer Corporation



                              KENNETH G. FISHER        KENNETH S. SILVERSTEIN
                           ----------------------     ------------------------
Date:     May 19, 1995        Kenneth G. Fisher        Kenneth S. Silverstein
                           Chairman  of the Board       Corporate Controller
                       and Chief Executive Officer    Chief Accounting Officer

Exhibit No. 11

ENCORE COMPUTER CORPORATION
Computation of Loss Per Share
(Unaudited)



                                                    Three Months Ended
                                                 April 2,         April 3,
                                                    1995             1994
                                                ----------        ----------

 Net loss                                       $ (19,182)        $  (8,904)

 Series B and D Preferred Stock Dividend           (2,529)          (2,383)


 Series E Preferred Stock Dividend                 (1,564)            -
                                                ----------        ----------
 Net loss after effect of dividend payment      $ (23,275)        $ (11,287)
                                                ==========        ==========




 Weighted average common shares outstanding        34,176           32,756

 Series A assumed converted                         7,364            7,364
 Weighted average shares outstanding               41,540           40,120


                                                ----------        ----------
 Net loss per share                             $   (0.56)        $   (0.28)
                                                ==========        ==========