Form 10-Q/A
period 1995-04-02
ENCORE COMPUTER CORP /DE/
filed 1995-06-26
CIK 764037

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.    20549



                          FORM 10-Q/A-1
        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 2, 1995
                   Commission File No. 0-13576


                   ENCORE COMPUTER CORPORATION
     (Exact name of registrant as specified in its charter)


        Delaware                              04-2789167
- - ------------------------        ----------------------------------
(State of Incorporation)       (I.R.S. Employer Identification No.)


       6901 West Sunrise Blvd.
       Fort Lauderdale, Florida                           33313
- - ---------------------------------------                ----------
(Address of Principal Executive Offices)               (Zip Code)
 Telephone: 305-587-2900

   Securities registered pursuant to Section 12(g) of the Act:
                       Title of each class
             Common Stock, par value $.01 per share


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      [X] Yes   [  ] No

The number of shares outstanding of the registrant's only class of Common Stock as of May 3, 1995 was 34,671,626.

Part II - Other Information
This amendment is being submitted to file Exhibit 27- Financial
Data Schedule which was unintentionally omitted from the Company's original submission.


Item 6.  Exhibits and Reports on Form 8K
 (a)  Exhibits required by Item 601 of Regulation S-K
        Exhibit No. 27* -  Financial Data Schedule
        Exhibit No. 11** - Statement re: computation of per share earnings.

- - -------------------------------
        *    Filed herein
        **  Previously filed


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


Encore Computer Corporation


                         KENNETH G. FISHER              KENNETH S. SILVERSTEIN
                         -----------------              ----------------------
Date:  June 26, 1995     Kenneth G. Fisher              Kenneth S. Silverstein
                      Chairman  of the Board             Corporate Controller
                    and Chief Executive Officer       Chief Accounting Officer