Form 10-Q
period 1995-07-02
ENCORE COMPUTER CORP /DE/
filed 1995-08-21
CIK 764037

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549
                                       FORM 10-Q
(Mark One)
    [  X  ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended July 2, 1995
                                          OR
    [      ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF   THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from ________ to _______.

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

The number of shares outstanding of the registrant's only class of Common Stock as of August 14, 1995 was 35,016,815.

Encore Computer Corporation
Index

                                                                          Page
Part I    Financial Information
Item 1    Condensed Consolidated Financial Statements                      3
          Notes to Condensed Consolidated
           Financial Statements                                            8
Item 2    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            18
Part II    OTHER INFORMATION                                              23
Signature Page                                                           24

EXHIBIT 11 CALCULATION OF EARNINGS PER SHARE                             25

ENCORE COMPUTER CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands except per share data)



                                         Three Months Ended           Six Months Ended
                                          July 2,   July 3,            July 2,   July 3,
                                            1995     1994               1995       1994
Net sales:
 Equipment                               $ 4,266   $ 12,901           $ 9,877   $ 21,763
 Service                                   7,365      9,435            14,989    20,062
                                         -------    -------            ------  ---------
 Total                                   11,631     22,336            24,866    41,825

Costs and expenses:
 Cost of equipment sales (Note B)         20,172      9,716            26,108    15,136
 Cost of service sales                     5,334      6,384            11,087    13,233
 Research and development                  8,500      7,848            17,449    14,292
 Sales, general and administrative         8,039      9,161            18,021    18,047
 Restructuring costs (Note B)              4,499          -             4,499         -
                                         -------    -------            ------  ---------
  Total                                   46,544     33,109            77,164    60,708

Operating loss                           (34,913)   (10,773)          (52,298)   (18,883)

 Interest expense                           (382)      (345)           (2,210)   (1,218)
 Interest income                              46         22                80        34
 Other (expense)/income, net                 105        147               175       214
                                         -------    -------             ------  ---------
Loss before income taxes                 (35,144)   (10,949)           (54,253)   (19,853)

Provision for income taxes                   167          -                240          -
                                         -------    -------            ------  --------
Net loss                              $  (35,311)  $ (10,949)        $ (54,493)  $ (19,853)
                                      ===========  ==========        ==========  ==========

Net loss attributable to common
 shareholders                          $ (39,715)  $ (14,548)        $ (62,990)  $ (25,835)

Net loss per common share                $ (0.94)  $   (0.36)        $   (1.51)  $   (0.64)

Weighted average shares of
 of common stock                          42,042      40,466             41,792      40,307




The accompanying notes are an integral part of the condensed consolidated financial statements.

ENCORE COMPUTER CORPORATION
Condensed Consolidated Balance Sheets
(in thousands except share data)
                                                             (Unaudited)
                                                               Proforma   (Unaudited)
                                                               July 2,      July 2,   December 31,
                                                               1995         1995         1994
ASSETS                                                       (See Note G)
Current assets:
 Cash and cash equivalents                                      $ 3,277    $ 3,277      $ 2,517
 Accounts receivable, less allowances                            11,000     11,000       19,855
 Inventories (Note C)                                            17,190     17,190       27,555
 Prepaid expenses and other current assets                        1,537      1,537         1,863
                                                                 ------     -------       ------
  Total current assets                                           33,004     33,004        51,790

Property and equipment, net                                      37,913     37,913        40,921
Capitalized software, net                                         3,349      3,349         5,139
Other assets                                                        364        364           912
                                                               --------   --------      --------
  Total assets                                                 $ 74,630   $ 74,630      $ 98,762
                                                               ========   ========       =======

LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Current liabilities:
 Current portion of long term debt-related parties (Note E)     $ 13,860   $ 13,860   $        -
 Current portion of long term debt-other (Note E)                    173        173           195
 Accounts payable and accrued liabilities (Note D)                30,886     34,086        31,358
                                                                  -------   -------      --------
  Total current liabilities                                       44,919     48,119        31,553

Long term debt-related parties (Note E)                                -     55,000        88,421
Long term debt-other (Note E)                                        745        745           828
                                                                  ------    -------       -------
  Total liabilities                                               45,664    103,864       120,802


Shareholders' equity (capital deficiency)(Note F):
 Preferred stock, $.01 par value; authorized 10,000,000 shares:
  Series A Convertible Participating Preferred,
issued 73,641 shares in 1995 and 1994                                  1           1            1
  6% Cumulative Series B Convertible Preferred, issued 686,594 and 666,453 in 1995 and 1994, respectively, with an
     aggregate liquidation preference of $68,659,400 and
     $66,645,300 in 1995 and 1994, respectively                        7           7             7
  6% Cumulative Series D Convertible Preferred, issued
      1,050,609 and 1,019,787 in 1995 and 1994,
      respectively, with an aggregate liquidation preference
      of $105,060,900 and $101,978,700 in 1995 and 1994,
       respectively                                                    10          10            10
  6% Cumulative Series E Convertible Preferred, issued
     1,073,886 and 1,042,381 in 1995 and 1994, with an
     aggregate liquidation preference of $107,388,600
     and $104,238,100 in 1995 and 1994, respectively                    11          11           10
  6% Cumulative Series F Convertible Preferred, issued 502,500 in 1995 with an aggregate liquidation preference
     of $50,250,000                                                      5           5            -
  6% Cumulative Series G Convertible Preferred, issued 550,000 in 1995 with an aggregate liquidation preference of
     $55,000,000                                                         6           -            -
 Common stock, $.01 par value; authorized 200,000,000 and
    150,000,000 shares in 1995 and 1994, respectively;
    issued 34,983,973 and 34,076,124 in 1995 and
    1994, respectively                                                  350         350           341
 Additional paid-in capital                                         412,479     354,285       307,001
 Accumulated deficit                                               (383,903)   (383,903)     (329,410)
                                                                   ---------   ---------      --------
  Total shareholders' equity (capital deficiency)                    28,966     (29,234)      (22,040)
                                                                   --------    ----------   ----------
  Total liabilities and shareholders' equity (capital deficiency)  $ 74,630    $ 74,630      $ 98,762
                                                                   =========   ========      =========



The accompanying notes are an integral part of the condensed consolidated financial statements.

ENCORE COMPUTER CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)



                                                                         Six Months      Six Months
                                                                             Ended          Ended
                                                                            July 2,        July 3,
                                                                             1995           1994

                                                                            --------      ---------
Cash flows from operating activities:
Net loss                                                                 $  (54,493)     $ (19,853)
Adjustments to arrive at net cash used in operating activities:
 Depreciation and amortization                                                5,832          5,114
 Non cash compensation (Note F)                                               1,425             -
 Inventory obsolescence and writedown to lower of cost or market             12,097           (620)
 Bad debt provision/(credit)                                                  2,987           (262)
 Restructuring charges                                                        4,499              -
Net changes in operating assets and liabilities:
 Accounts receivable                                                          5,868        (3,902)
 Inventories                                                                 (1,732)        4,767
 Other current assets                                                           139           675
 Other assets                                                                   548          (200)
 Accounts payable and accrued liabilities                                    (4,337)       (5,026)
 Other liabilities                                                                -           (93)
                                                                            --------      ---------
  Cash used in operating activities                                         (27,167)      (19,400)

Cash flows from investing activities:
 Additions to property and equipment                                         (2,277)       (6,155)
 Capitalization of software costs                                            (1,163)       (1,687)
                                                                            --------      ---------
  Cash used in investing activities                                          (3,440)       (7,842)

Cash flows from financing activities:
 Net borrowings under revolving loan agreements                              30,439        23,976
 Principal payments of long term debt                                          (105)          (74)
 Preferred stock dividends paid                                                  (1)           (3)
 Issuance of common stock                                                     1,034         1,490
                                                                            --------      ---------
  Cash provided by financing activities                                      31,367        25,389

                                                                            --------      ---------
Net increase (decrease) in cash and cash equivalents                            760        (1,853)

Cash and cash equivalents, beginning                                          2,517         3,751

Cash and cash equivalents, ending                                           $ 3,277       $ 1,898
                                                                            =======       ========


The accompanying notes are an integral part of the condensed consolidated financial statements.


ENCORE COMPUTER CORPORATION
Condensed Consolidated Statements of Cash Flows


Supplemental disclosure of cash flow information (in thousands):
                                                         Six Months   Six Months
                                                             Ended        Ended
                                                            July 2,      July 3,
                                                              1995         1994
                                                            --------     --------
 Cash paid during the period for interest                   $ 1,704      $ 2,953

 Cash paid during the period for taxes                          326            9



Supplemental schedule of non-cash investing and financing activities:


  On February 4, 1994, the Company exchanged $100,000,000 of idebtedness for preferred stock.

  On March 17, 1995, the Company exchanged $50,000,000 of indebtedness for preferred stock. Refer to Note E of Notes to Condensed Consolidated
   Financial Statements.





The accompanying notes are an integral part of the condensed consolidated financial statements.

ENCORE COMPUTER CORPORATION
Condensed Statements of Shareholders' Equity (Capital Deficiency)
(in thousands except share data)

                                                                                  Preferred Stock
                                                      Series A           Series B           Series D          Series E
                                                            Par                Par                 Par                Par
                                                  Shares    Value    Shares    Value     Shares    Value     Shares    Value
                                                  ------     ----   -------     ---   ---------    -----   ---------  ----
Balance 12/31/94                                  73,641      $ 1   666,453      $ 7   1,019,787    $ 10    1,042,381  $ 10

Common stock options exercised,
 $.69 to $1.63 per share

Shares issued through employee stock
 purchase plan at a price of $1.7531

Dividends Issued to Preferred Stockholders
 In Shares of Series B                                                20,141       -

Dividends Issued to Preferred Stockholders
 In Shares of Series D                                                                    30,822       -

Dividends Issued to Preferred Stockholders
 In Shares of Series E                                                                                         31,505    1

Dividends Issued to Preferred Stockholders
 In Shares of Series F

Issuance of Series F Convertible
 Preferred Stock (Note G)

Extension of expiration date on outstanding grant of common stock options

Net loss
                                                  ------      ----   -------     ---   ---------    -----   ---------  ----
Balance July 2, 1995                              73,641      $ 1    686,594     $ 7   1,050,609    $ 10    1,073,886  $ 11

                                                  ======      ====   =======     ===   =========    =====   =========  ====








                                                                      Common Stock                                   Shareholders'
                                                      Series F                           Additional                   Equity
                                                                  Par               Par    Paid-in    Accumulated   (Capital
                                                     Shares     Value     Shares    Value  Capital      Deficit      Deficiency)

Balance 12/31/94                                       -         $ -   34,076,124 $  341  $ 307,001   $(329,410)  $ (22,040)


Common stock options exercised,
 $.69 to $1.63 per share                                                663,412       7         599                     606

Shares issued through employee stock
 purchase plan at a price of $1.7531                                    244,437       2         426                     428

Dividends Issued to Preferred Stockholders
 In Shares of Series B                                                                                                    -

Dividends Issued to Preferred Stockholders
 In Shares of Series D                                                                                                    -

Dividends Issued to Preferred Stockholders
 In Shares of Series E                                                                                                    1

Dividends Issued to Preferred Stockholders
 In Shares of Series F                                2,500     -                                                        -

Issuance of Series F Convertible
 Preferred Stock (Note G)                           500,000     5                           44,834                   44,839

Extension of expiration date on outstanding
 grant of common stock options                                                               1,425                    1,425

Net loss                                                                                                (54,493)    (54,493)
                                                     ------      ----  ----------  ------ ---------  -----------  ---------
Balance July 2, 1995                                500,000       $ 5  34,983,973  $ 350  $ 354,285  $ (383,903)  $ (29,234)
                                                    =======      ====  ==========  ====== =========  ===========  =========

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

The condensed consolidated financial statements, in the opinion of the Company, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods. All adjustments made during the interim period are normal recurring adjustments except for the charge recorded in the three month period ended July 2, 1995, associated with the restructuring of operations. The nature of the restructuring charge recorded is discussed in more detail in Note B below.
The year-end condensed balance sheet data is derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications have been made to conform prior period data to current period presentation.

The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal years.
The accompanying financial statements have been prepared on the basis of accounting principles that presume the realization of assets and the settlement of liabilities in the ordinary course of business. As discussed more fully in Notes E and G of Notes to Condensed Consolidated Financial Statements, the principal source of financing for the Company has been provided by Japan Energy Corporation ("Japan Energy"; a Japanese Corporation) and certain of its wholly owned subsidiaries including Gould Electronics Inc. ("Gould") and EFI International, Ltd. ("EFI") (collectively, the "Japan Energy Group"). The Company is dependent on the continued long term financial support of the Japan Energy Group. Should the Japan Energy Group withdraw its financial support at any time prior to the time the Company returns to profitability by failing to provide additional credit as needed, the Company anticipates it will not be able to secure financing from other sources. In such a case, the Company would suffer a severe liquidity crisis and it would have difficulty settling its liabilities in the ordinary course of business.

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

At December 31, 1994, the Company reported a capital deficiency and was precluded from paying dividends on its preferred stock outstanding. Accordingly, the normal quarterly dividends payable January 15, 1995, for the period October 15, 1994 to January 15, 1995 on the Series B, Series D and Series E in the amounts of $999,600, $1,529,600 and $1,563,500, respectively, were accumulated by the Company. On March 17, 1995, the Company completed an exchange of Series F Convertible Preferred Stock for indebtedness owed. Following the exchange, the Company reported a capital surplus and was able to pay all dividends previously accumulated. Accordingly, it declared all accumulated dividends payable on April 15, 1995. In addition, dividends payable for the period January 15, 1995 to April 15, 1995 on the Series B, Series D, and Series E of $1,014,500, $1,552,600, and $1,587,000, respectively and dividends payable for the period of March 17, 1995 to April 15, 1995 on the Series F of $250,000, were paid in additional shares of preferred stock on April 15, 1995. In computing the loss per common share, these dividends increased the loss for the three and six month periods ended July 2, 1995 as reported on the per common share calculation.

For the three and six month periods ended July 3, 1994, the Company paid dividends on the Series B, Series D and Series E of $3,598,700 and $5,981,700, respectively. In computing the loss per common share, these dividends increased the loss for the three and six month periods ended July 3, 1994 as reported for the per common share calculation.

On July 2, 1995, the Company reported a capital deficiency and was precluded from paying dividends on its preferred stock outstanding. Accordingly, the normal quarterly dividends payable July 15, 1995, for the period April 15, 1995 to July 15, 1995 on the Series B, Series D, Series E and Series F in the amounts of $1,029,800, $1,575,800, $1,610,800 and $753,700, respectively, were accumulated by the Company.

B. Termination of Amdahl Agreement

During 1994, the Company and Amdahl Corporation ("Amdahl") entered into a five year reseller agreement (the "Amdahl Agreement") which granted Amdahl the right to distribute the Company's Infinity Storage Products under the Amdahl brand. The agreement provided that Amdahl would receive exclusive marketing and distribution rights to the product, except for sales to U.S. government agencies, system integrators responding to government agency bid requests, and pre-existing Company distributors in Japan, China, and Malaysia, where the Company retained the right to market the products on a non-exclusive basis. The Amdahl Agreement as amended, established procurement schedules, which if certain product requirements were met, would have required Amdahl to purchase a significant amount of product from the Company. Sales under the Amdahl Agreement were anticipated to begin in the second half of 1994 with significant sales volumes scheduled in the first half of 1995.

However, after entering into the agreement certain significant contractual issues arose delaying the sale of products. In February 1995, the Company notified Amdahl of its intent to terminate the Amdahl Agreement; however, Amdahl filed suit in the Delaware Chancery Court on March 29, 1995, seeking to prevent the Company from terminating the agreement. On March 30, 1995, the Company and Amdahl entered in to a "Stand-Still" Agreement to preserve the status quo until the companies could more thoroughly discuss the contractual issues. On April 24, 1995, the companies jointly announced that they had reached an agreement in principle as to the existing issues and the Stand-Still agreement had been extended to allow sufficient time to document those agreements. However, the companies were unable to reach a final agreement.
On June 8, 1995, Encore announced that the Amdahl Agreement had been terminated.

The Company's inventory levels and overhead costs were based on a plan designed to meet accelerating sales commitments defined in the Amdahl Agreement. However, because of the termination of the Amdahl Agreement, product sales have fallen well short of expectations and all elements of the Company's results of operations and future short term prospects have been adversely affected. As a result of these events, during the quarter ended July 2, 1995, the Company charged operations $19,241,000, consisting of $11,442,000 charged to cost of sales to reduce inventory carrying amounts to estimated net realizable value as well as $2,800,000 charged to cost of sales for uncollected Amdahl accounts receivable; $500,000 charged to research and development to write down capitalized software projects in process; and $4,499,000 charged to restructuring costs in recognition of the impairment in value of certain assets, severance and benefit pay of $1,335,000 as a result of a 95 person reduction in workforce, principally in manufacturing and development, and other expenses associated with the termination of the Amdahl Agreement. Approximately $1,905,000 of these charges will require future cash expenditures.

C. Inventories

Inventories consist of the following (in thousands):

                                          July 2,    December 31,
                                            1995           1994
                                         --------    ------------
Purchased parts                     $      5,468      $    3,307
Work in process                            9,882          23,377
Finished goods                            1,402              482
Loaned computer equipment
  and consignment inventory                 438             389
                                        --------     ------------
                                        $ 17,190      $  27,555

At December 31, 1994, inventories included $18,567,000 of storage product acquired to meet anticipated demand under the Amdahl Agreement described in more detail in Note B above. Storage product inventory after provision to restate inventory at its estimated net realizable value amounted to $10,295,000 at July 2, 1995. In light of the termination of the Amdahl Agreement, the Company is expanding its programs to market the Company's Storage Products through various other channels. This includes direct, distributor and OEM sales and marketing campaigns.

D. Accounts Payable and Accrued Liabilities;

Accounts payable and accrued liabilities consist of the following (in thousands):
                                                   July 2,       December 31,
                                                   1995           1994
                                              ------------     ------------
Accounts payable                             $    7,271        $  10,582
Accrued salaries and benefits                     5,416            4,663
Accrued restructuring costs                       4,967            4,926
Accrued interest                                  7,452            1,882
Accrued taxes                                     3,240            3,359
Deferred income,
  principally maintenance contracts               1,761            1,548
Other accrued expenses                            3,979            4,398
                                              ------------     ------------
                                              $  34,086        $  31,358

Accrued interest of $7,452,000 at July 2, 1995, includes $3,051,000 due to Gould under the Short Term Loan Agreement. As discussed in Note F, the balance also includes $4,400,000 of interest under the Short Term Loan Agreement accrued in connection with the March 17, 1995, recapitalization. Accrued interest of $1,882,000 at December 31, 1994, includes $110,000 due to Gould under the Revolving Loan Agreement. As discussed in Note E, the balance also includes $1,772,000 of interest under the Revolving Loan Agreement accrued in connection with the February 4, 1994, recapitalization.

E.  Debt

Debt consists of the following (in thousands):;
                                                    (Note G)
                                                     Proforma          July 2,       December 31,
                                                    July 2,1995          1995            1994
Debt to unrelated parties:
Mortgages payable and capital
  lease obligations                               $       918           $  918     $      1,023
Less:
  Current portion of debt                                (173)            (173)            (195)
 Total long term debt to unrelated parties     $         745           $   745     $        828
Debt to related parties:
  Revolving loan agreement with
     Gould Electronics Inc.                        $         -          $  -           $  50,000
Credit Agreement with Gould Electronics Inc.            13,860             68,860            38,421
Total debt to related parties                           13,860             68,860            88,421
Less:
  Current portion of debt                                13,860            13,860                -
  Total long term debt to related parties           $      -             $ 55,000       $   88,421

Related Party Transactions

The Japan Energy Group is a related party due to the significant financial interests of Gould and EFI in the Company. As of July 2, 1995, assuming full conversion of their holdings in the Company's preferred stock, the Japan Energy Group beneficially owned 74.0% of the Company's common stock. Since 1989, Gould has provided the Company with its revolving line of credit, entered into certain borrowing agreements and entered into certain exchanges of equity for indebtedness. Transactions consummated in 1994 and 1995 are discussed in more detail below and in Notes F and G.

Total interest expense on indebtedness to Gould for the three and six month periods ended July 2, 1995 was $336,000 and $2,137,000, respectively. Total interest expense on indebtedness to Gould for the three and six month periods ended July 3 1994 was $298,000 and $1,095,000, respectively. In addition to the loans described above, amounts currently due to Gould at July 2, 1995 and December 31, 1994, include accrued interest of $3,051,000 and $110,000, respectively.

Revolving Loan Agreements

On February 4, 1994, the Company and Gould exchanged $100,000,000 of indebtedness owed to Gould by the Company for Series E Preferred Stock with a liquidation preference of $100,000,000. $50,000,000 of the debt exchanged was indebtedness under a Revolving Loan Agreement ("Revolving Loan"). On April 11, 1994, the Company and Gould agreed to increase the maximum borrowing limit of the revolving credit facility from $35,000,000 to $50,000,000 and to extend its maturity date to April 16, 1996.

Due to continued operating losses since February 4, 1994, and the need to increase its investment in working capital to meet management's expectation of demand for its new storage product, the Company exceeded the Revolving Loan's $50,000,000 maximum borrowing amount on September 6, 1994. From September 6, 1994, until December 21, 1994, Gould allowed the Company to borrow additional funds in excess of the agreement's maximum limit. On December 21, 1994, the Company and Gould entered into an uncommitted loan agreement (the "Short Term Loan Agreement") which the Company used to repay borrowings in excess of the Revolving Loan's maximum. At December 31, 1994, borrowings under the Revolving Loan agreement were $50,000,000.

As discussed in more detail in Note F, as of March 17, 1995, the Company and Gould agreed to cancel the $50,000,000 of indebtedness owed by the Company to Gould under the terms of the Revolving Loan in exchange for the issuance of 500,000 shares of the Company's Series F Convertible Preferred Stock with a liquidation preference of $50,000,000. Because of the 1995 recapitalization and refinancing, the Revolving Loan was classified as a long term obligation at December 31, 1994.

Short Term Loan Agreement

The original Short Term Loan Agreement provided that Gould, at its sole discretion, could loan up to $55,000,000 to the Company to provide funds for
(a) repayment of principal and interest under the revolving loan agreement,
(b) working capital purposes in the ordinary course of business, or (c) general corporate purposes. Borrowings originally were to mature no later than September 30, 1995. Borrowings are collateralized by substantially all of the Company's tangible and intangible assets and the agreement contains various covenants including maintenance of cash flow, leverage and tangible net worth ratios and limitations on capital expenditures, dividend payments and additional indebtedness. Interest is equal to the prime rate plus 2% (11% at July 2, 1995), accrues monthly in arrears and is payable upon maturity of the agreement. At December 31, 1994, borrowings under the agreement were $38,421,000 plus interest.

In conjunction with the execution of the Short Term Agreement, Gould provided the Company with waivers of compliance with the financial covenants contained in the agreement until January 1, 1996. In light of the March 17, 1995 recapitalization and refinancing, the Short Term Loan Agreement was classified as a long term obligation at December 31, 1994.

As of March 17, 1995, the Company and Gould agreed to increase the maximum borrowing limit to provide the Company with an additional committed borrowing facility of $25,000,000. The amended and restated Short Term Loan Agreement increases the maximum committed borrowing limit from $55,000,000 to $80,000,000. The maturity date was also extended to April 16, 1996. All other terms and conditions were unchanged. At July 2, 1995, borrowings under the agreement were $68,860,000.

As discussed in more detail in Note G, on August 17, 1995, Gould agreed to cancel $55,000,000 of indebtedness in exchange for 550,000 shares of the Company's Series G Preferred Stock. In light of this recapitalization, $55,000,000 of the outstanding debt has been classified as a long term obligation at July 2, 1995.

At August 17, 1995, after giving effect to the exchange of Series G Preferred Stock for debt and the extension of an additional uncommitted loan facility of $20,000,000, the Company has an unused borrowing capacity of $23,121,000, of which $3,121,000 is committed. Funding on the $20,000,000 uncommitted portion of the loan facility is at the sole discretion of Japan Energy Group.

F.  Shareholders' Equity

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

Because of the related party nature of the transaction, the difference between the carrying amount of the indebtedness exchanged and the fair value of the securities issued and other consideration granted has been credited to additional paid-in capital. A summary of the financial effects of the above described transactions are as follows (in thousands):

Reduction of debt                                                                      $50,000
  Less:
    Par value of shares issued (500,000 shares at $.01 par value)                           (5)
    Accrued estimated transaction costs                                                   (600)
    Accrued interest on the remaining indebtedness under the
     Short Term Loan Agreement for the remaining term of the agreement                  (4,561)
    Increase in additional paid in capital                                             $ 44,834

In 1991, the Company and Gould entered into an intellectual property licensing agreement whereby the Company agreed to license substantially all of its intellectual property to Gould under certain conditions. The intellectual property license is royalty free and provides that as long as the Company achieved certain revenue levels, Gould could not use the intellectual property until January 1994. Additionally, it allows the Company to extend its exclusivity period for up to five additional years by making certain cash payments to Gould. The exclusivity period is automatically extended however, if certain operating income levels are achieved by the Company. Along with the August 17, 1995 refinancing discussed in more detail in Note G, Gould and the Company agreed to extend the Company's period of exclusive use under the terms of the Intellectual Property license through December 31, 1995. The Company will not achieve the revenue or operating profit levels necessary to maintain its exclusivity under the terms of the licensing agreement prior to December 31, 1995. Should the Company be unable to negotiate further extensions to its exclusivity period, Encore could lose the exclusive right to use the intellectual property and Gould at its option could begin to exercise its rights under the agreement. Such an event could have a material adverse effect on the Company's business.

In connection with the August 17, 1995 refinancing, Gould has also agreed it would not vote its shares of the Series B or take any other action as a holder of the Series B to elect a majority of the directors of the Company until at least December 31, 1995. The Series B includes terms which allow the holders to elect a majority of the directors of the Company if certain operating income levels are not achieved by the Company. The Company will not comply with the terms of the Series B prior to December 31, 1995, at which time Gould, as the principal holder of the Series B, could exercise its rights to elect a majority of the directors.

During the three months ended July 2, 1995, options granted to certain officers and employees of the Company were scheduled to expire if not exercised. However, at the time the options were scheduled to expire the Company's policy on insider trading effectively prevented them from exercising the options. Accordingly, the Board of Directors approved an extension of the expiration date until September 7, 1996. The extension was treated as a cancellation of the old options and a grant of new options in the same amount at the same exercise price. A non-cash non-recurring compensation charge of $1,425,000 was recorded in the three month period ended July 2, 1995, in connection with the extension of the expiration date of the stock options.

G.  Subsequent Events

On August 17, 1995, Gould agreed to cancel $55,000,000 of indebtedness owed to it by the Company under the Amended and Restated Short Term Loan Agreement for 550,000 shares of the Company's Series G Convertible Preferred Stock with a liquidation preference of $55,000,000. The principal terms of the Series G are similar to the terms of the Series B, D, E and F, except that G is senior in liquidation preference.

Upon completion of the transaction, assuming the full conversion of their preferred stock holdings, the Japan Energy Group's beneficial ownership of the Company' s common stock increased from 74% to 77%.

In addition to the exchange of indebtedness for Series G, the Company and Gould also agreed to amend and restate their Short Term Loan Agreement. As amended, the Short Term Loan Agreement provides the Company with an additional
uncommitted borrowing facility of $20,000,000   The committed loan facility of
$80,000,000 was reduced to $25,000,000 to reflect the cancellation of debt for Series G Preferred Stock. Accordingly, as of August 17, 1995,
 Encore has available $3,121,000 committed and $20,000,000 in uncommitted loan facilities.

Because of the related party nature of the transaction, the difference between the carrying amount of the indebtedness exchanged and the fair value of the securities issued and other consideration granted has been credited to additional paid-in capital. A summary of the financial effects of the above described transactions are as follows (in thousands):

Reduction of debt                                                                  $55,000
  Less:
    Par value of shares issued (550,000 shares at $.01 par value                        (6)
    Reversal of accrued interest on previous recapitalization                         3,697
    Accrued interest on the remaining indebtedness under the
     Short Term Loan Agreement for the remaining term of the agreement              ( 1,500)
    Increase in additional paid-in capital                                         $ 57,191

Item 2
             Management's Discussion and Analysis
          of Financial Condition and Results of Operations
           for the Three and Six Months Ended July 2, 1995
       Compared to the Three and Six Months Ended July 3, 1994



The following is management's discussion and analysis of the financial condition and the results of operations of Encore Computer Corporation ("Encore" or the "Company") for the three and six month periods ended July 2, 1995 compared to the three and six month periods ended July 3, 1994. The Company's net loss for the three and six months ended July 2, 1995 was $35,311,000 and $54,493,000 respectively compared to the net loss for the same periods of 1994 of $10,949,000 and $19,853,000 respectively. As discussed in Note B of the Notes to Condensed Consolidated Financial Statements, during the second quarter of 1995 the Company recorded a charge to operations totalling $19,241,000 which related to the termination of the reseller agreement between Encore and Amdahl Corporation.

RESULTS OF OPERATIONS:

Total net sales for the three and six month periods of 1995 were $11,631,000 and $24,866,000 respectively compared to net sales for the three and six month periods of 1994, of $22,336,000 and $41,825,000, respectively. For the six month period ended July 2, 1995, domestic and international sales have declined 53% and 23%, respectively from the prior year. For this same period, domestic sales represent 48% of total sales compared to 62% for the comparable period of 1994.

During the six month period ended July 2, 1995, equipment sales have declined by $11,886,000, or 55% and service sales have declined $5,073,000, or 25% from the same period of 1994. For the three months ended July 2, 1995, equipment sales decreased from the comparable 1994 period by $8,635,000 or 67%, to $4,266,000 and service sales decreased by $2,070,000 or 22%, to $7,365,000.
With regard to the decrease in equipment sales for the second quarter of 1995, the Company's results are affected by the on-going decline in real-time and open system computer sales. Furthermore, the termination of the Amdahl contract has, and will continue to, adversely effect sales in the near term.

The decline in computer system sales  is due in large part to the fact that
(i) certain of the Company's real-time products have reached the end of their life cycles and are increasingly less competitive in today's marketplace; and
(ii) acceptance of the Company's new open systems technology products in the information systems marketplace continues to be slower than anticipated. Certain of the Company's principal product offerings are proprietary architectures developed in the early 1980s. Although product enhancements were made, over time these older products have lost some of their technological edge. Accordingly, the Company has been increasingly less competitive selling into new, long-term programs. Replacement products based on open systems technology are available; however, demand for initial versions of the products has been disappointing. Recently, the Company released additional new versions of the Infinity R/T, a real-time system based on Digital Equipment Corporation's Alpha AXP 21064 RISC processor. These versions are being more favorably received by customers.

In connection with its open system computer system sales, the Company has targeted the information processing market as a strategic growth market developing a series of open system products for this market including the Infinity 90. The open systems computer market is; however, still in its infancy. Data processing users are now beginning to adopt the technology but the migration of a data processing operation to an open systems technology is generally viewed as a complex and expensive process. To minimize the perceived risks associated with this migration, early adapters have often selected larger, more established companies as their computer hardware
provider.   Accordingly, while the Company's products and technology have received favorable reviews by certain market research firms, Encore has had
difficulty penetrating the marketplace.   To improve demand for its products,
the Company continues to actively leverage and enhance the core technology of its open system products. One such result of this effort is the recent availability of the Infinity SP storage processor. Utilizing the technology of the Infinity 90, the Infinity SP offers a new, cost effective, high performance approach to traditional applications in the high growth data storage markets. As a result of the termination of the Amdahl Agreement the Company has begun to expand its base of distributors and its direct sales force. This includes a direct distribution and OEM sales and marketing campaign. Additionally, Encore continues to seek out strategic distribution partners whose industry presence, expertise and sales channels will allow it to more efficiently bring the Company's leading edge open system and Storage Product offerings to market.

Declining service revenues in 1995 continues the trend and reflects the effect on the service business of the Company's prolonged decline in system sales as well as the continued price competitiveness of the marketplace. Because most of the Company's installed equipment base remains in use for several years after installation and customers generally elect to purchase maintenance contracts for their systems while they are in service, the rate of decline in service revenues has lagged that of equipment revenues. Accordingly, service revenues have become an increasingly larger portion of the Company's sales mix.

Cost of equipment sales for the three and six month periods of 1995 increased from the comparable periods of 1994 by $10,456,000 or 108% and $10,972,000 or 72%, respectively. As a percentage of net sales, 1995 cost of equipment sales in the three and six month periods was 473% and 264% compared to 75% and 70% in the three and six month periods of 1994, respectively. The increase in the cost of equipment sales is attributable to the cost related to the termination of the Amdahl Agreement. The termination of the Amdahl Agreement resulted in sales volumes during the first half of the year, and will result in sales volumes for the near future, being significantly less than expected. This caused an under-utilization of production capacity. As a result, during the second quarter the Company charged cost of sales $14,242,000 as discussed in Note B of the Notes to Condensed Consolidated Financial Statements. The Company expects that as future sales volumes increase, gross margins will return to levels more consistent with prior years results.

Cost of service sales for the three and six month periods ended July 2, 1995, decreased from the comparable periods of 1994 by $1,050,000 or 16% and $2,146,000 or 16%, respectively. The 1995 decrease in both the three and six month periods is attributable to cost reduction actions taken throughout the reporting period to adjust expenses to levels more consistent with the declining revenue base. However, during the three and six month periods ended July 2, 1995, the Company continued its investment in various programs and infrastructure necessary to support the launch of the Storage Product line. Accordingly, the spending reductions have not occurred as rapidly as revenues decreased, gross margins for three and six months ended July 2, 1995 were 28% and 26% , compared to the same periods in 1994 of 32% and 34%.

Research and development costs for the three and six month periods ended July 2, 1995, increased from the comparable periods of 1994 by $652,000 or 8% and $3,157,000 or 22%, respectively. The increase in 1995 spending is due to the concentration of efforts to finalize the development of certain Infinity Storage Product offerings for delivery under the Amdahl Agreement. However, as a percentage of net sales, research and development expenses were 73% and 70%, respectively for the three and six month periods of 1995 compared to 35% and 34% for the comparable periods of 1994. The percentage increase is principally attributable to the decline in net sales. To remain competitive in the marketplace, the Company plans to continue high levels of research and development expenditures. The Company expects research and development spending in the third quarter of 1995, as a percentage of net sales, to remain high; however, as sales increase this percentage should return to lower levels.

Selling, general and administrative expenses decreased by $1,122,000 and $26,000, respectively for the three and six month periods of 1995 when compared to 1994. The decrease in cost is attributable to cost reduction actions taken throughout the reporting period to adjust expenses to levels more consistent with the declining revenue base. As a percentage of net sales, selling, general and administrative costs were 69% and 72%, respectively for the three and six months ended July 2, 1995 compared to 41% and 43%, respectively for the comparable three and six month periods of 1994. The increase as a percentage of net sales in 1995 is due principally to the decline in 1995 revenues. An increase in sales, general and administrative expenses is expected in the near term as the Company expands its sales efforts for the Storage Product.

During the second quarter management evaluated the Company's latest financial projections, and concluded; (i) the termination of the Amdahl contract resulted in a significant delay in the realization of product revenues; (ii) the rate of decline in real-time equipment and service revenues had exceeded its previous estimates and; (iii) the rate of worldwide sales growth anticipated in newer product lines remained significantly below projected levels. In light of these conclusions; management restructured its operations and recorded a charge to operations of $4,499,000. The most significant of these restructuring actions were (i) a 95 person reduction in workforce primarily in manufacturing and development, resulting in a severance charge of $1,335,000; (ii) a write down of $782,000 in the carrying value of the equipment used in the support of the Amdahl Agreement; and (iii)
  the write off of $1,123,000 of capitalized software assets relating to the Company's UNIX based product lines. Management will continue to assess its cost structure and the carrying value of its assets in light of expected future business. While there are no existing plans to take any additional actions, should future conditions necessitate it, management could approve additional plans to further reduce its cost base or recognize the additional impairment of certain long lived assets.

Interest expense for the three and six month periods of 1995 increased from 1994 levels by $37,000 and $992,000 respectively, due principally to increased 1995 debt levels. This was partially offset by the increased amoritization of interest previously accrued as a result of the Company's recapitalization as discussed in Notes E and F of the Notes to Condensed Consolidated Financial Statements. For the three and six month periods of 1995 the amortization of interest was $1,390,000 and $1,972,000, compared to the same periods of 1994 of $342,000 and $564,000.

Other expense for the three and six month periods of 1995 improved from 1994 by $42,000 and $39,000, respectively due primarily to decreased foreign exchange losses incurred.

Income taxes for the three and six month periods of 1995 related to profitable operations of certain foreign subsidiaries. For the comparable three and six month periods of 1994 the Company has not recorded a provision for income taxes because of the 1994 losses incurred.

LIQUIDITY AND CAPITAL RESOURCES:

Since 1989, the primary source of financing for the Company has been provided by the Japan Energy Corporation and its wholly owned subsidiaries, Gould Electronics, Inc. and EFI, Inc. (the "Japan Energy Group"). The Japan Energy Group has provided the Company with its revolving credit facility, loan guarantees, refinanced subordinated debentures and entered into various exchanges of indebtedness for the Company's preferred stock. As of August 17, 1995, assuming full conversion of their holdings in the Company's preferred stock, the Japan Energy Group beneficially owns 77% of the Company's common stock.

The Company has suffered recurring operating losses including those incurred during the three and six month period ended July 2, 1995 and has been unable to generate cash from operating activities. During the six month period ended July 2, 1995, the Company used cash in operating activities of $26,667,000 compared to $19,400,000 used in the comparable period of 1994. Among the significant uses of cash in the six months of 1995 were: (i) the net loss for the six month period of $54,493,000 and (ii) a decrease in accounts payable of $4,337,000. These uses of cash were partially offset by decreases in accounts receivable of $5,868,000, the non cash expenses caused by the inventory write off of $12,097,000 as well as other improvements in working capital.
During the six month periods ended July 2, 1995 and July 3, 1994, expenditures for property and equipment were $2,277,000 and $6,155,000, respectively while expenditures for capitalized software were $1,163,000 and $1,687,000, respectively.

Cash provided by financing activities for the six month periods ended July 2, 1995 and July 3, 1994 amounted to $31,367,000 and $25,389,000, respectively.
The principal source of financing has been through various loan agreements provided by Japan Energy Group. On August 17, 1995 the Japan Energy Group continued it's support as discussed in Note B of the Notes to Condensed Consolidated Financial Statements. In addition to accepting Preferred Series "G" Stock in exchange for $55,000,000 of debt, Japan Energy Group agreed to expand the revolving loan agreement by adding a $20,000,000 uncommitted facility. The uncommitted loan facility of $20,000,000 will be funded at the sole discretion of the Japan Energy Group. As of August 17,1995, Encore had available $3,121,000 of the committed facility available.

During the next twelve months and until such time in the future as the Company returns to a state of continued profitability, it will have to fund its operating activities through further financing activities. The Company believes the amounts currently available under its credit agreement including the uncommitted facility with Gould should be sufficient to meet its needs through December 31, 1995. Until and beyond that time, should the Japan Energy Group withdraw its financial support before the Company returns to profitability by either failing to renew existing debt agreements as they expire or failing to fund the uncommitted portion of the loan to the Company as needed, the Company anticipates it will not be able to secure financing from other sources. In such a case, the Company will suffer a severe liquidity crisis and it will have difficulties settling its liabilities in the normal course of business.


Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8K
     (a)  Exhibits required by Item 601 of Regulation S-K

Exhibit No. 11 - Statement re:  computation of per share earnings. See page 25.

Exhibit  No. 27 - Financial Data Schedule.
     (b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended July 2, 1995.

Encore Computer Corporation


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.


Encore Computer Corporation
                         KENNETH G. FISHER              KENNETH S. SILVERSTEIN
Date:  August 21, 1995   Kenneth G. Fisher              Kenneth S.Silverstein
                         Chairman  of the Board         Corporate Controller
                         and Chief Executive Officer    Chief Accounting Officer

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Encore Computer Corporation was held at Encore Computer Corporation's Headquarters on Tuesday, June 27, 1995. The meeting agenda included: (1) the election of the Company's directors; (2) amendment of the Company's Certificate of Incorporation; (3) the approval of the adoption of the Non-qualified Stock Option Plan; and (4) the approval of the selection of the Company's independent auditors. The results of the votes for each of these proposals were as follows:
          1. Election of Directors:
                                             For                  Against
         Kenneth G. Fisher                30,425,270            1,570,135
         Daniel O. Anderson               30,365,871            1,619,534
         Rowland H. Thomas                30,359,900            1,625,505

          2. To amend the Company's Certificate of Incorporation to increase the number of shares authorized Common Stock to 200,000,000 shares from the current authorization of 150,000,000 shares by a vote of 30,414,697 in favor to 1,379424 against, with 174,314 abstentions

          3. To approve the adoption of the Non-qualified Stock Option Plan and reserve 19,612,383 shares of common stock for issuance under the terms of the plan, by a vote of 15,861,495 in favor to 1,944,648 against, with 250,896 abstentions.

         4. The shareholders approved Coopers & Lybrand L.L.P. as the Company's independent auditors for the fiscal year ending December 31, 1995, by a vote of 31,607,103 in favor to 221,412 against with 156,890 abstentions.