Form 10-Q
period 1995-10-01
ENCORE COMPUTER CORP /DE/
filed 1995-11-20
CIK 764037

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-Q
(Mark One)
[  X  ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended October 1, 1995
                                      OR
[      ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ________to _______.

                        Commission File No. 0-13576

                         ENCORE COMPUTER CORPORATION

             (Exact name of registrant as specified in its charter)

  Delaware                                        042789167
(State of Incorporation)            (I.R.S.EmployerIdentification No.)

    6901 West Sunrise Blvd.
    FortLauderdale,Florida                          33313
(Addressof Principal Executive Offices)          (Zip Code)

Telephone:  305-587-2900

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

The number of shares outstanding of the registrant's only class of Common Stock as of November 13, 1995 was 35,639,544.

                         Encore Computer Corporation

                                  Index

                                                            Page
Part I      Financial Information

Item 1      Condensed Consolidated Financial Statements       3
            Notes to Condensed Consolidated
            Financial Statements                              8
Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations    16

Part II   OTHER INFORMATION                                  21

Signature Page                                               22

ENCORE COMPUTER CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands except per share data)

                                    Three Months Ended     Nine Months Ended
                                October 1,  October 2,   October 1, October 2,
                                   1995        1994         1995       1994
                                ---------  -----------   ---------- ----------
Net sales:
  Equipment                          $3,727     $7,229     $13,604   $28,992
  Service                             6,139     9,329       21,128   29,391
                                     ------    ------       ------  -------
     Total                            9,866    16,558       34,732   58,383
                                     ------    ------       ------   ------
Costs and expenses:
  Cost of equipment sales (Note B)    3,323     3,925        29,431  19,061
  Cost of service sales               4,692     6,435        15,779  19,668
  Research and development            8,216     7,512        25,665  21,804
  Sales, general and administrative   8,005     8,565        26,026  26,612
  Restructuring costs (Note B)           -         -          4,499      -
                                     ------    ------       ------- -------
    Total                            24,236    26,437       101,400  87,145
                                     ------    ------       -------  ------
Operating loss                      (14,370)   (9,879)      (66,668)(28,762)
  Interest expense                     (380)     (722)       (2,590) (1,940)
  Interest income                        25        24           105      58
  Other (expense)/income, net          (109)       16            66     230
                                    --------  --------      ------- -------
Loss before income taxes            (14,834)  (10,561)      (69,087)(30,414)
Provision for income taxes              (53)      200           187     200
                                   --------- --------      -------- --------
Net loss                           $(14,781) $(10,761)     $(69,274)$(30,614)
                                   ========  =========     ======== =========
Net loss attributable to common
shareholders                       $(19,751) $(14,734)     $(82,741)$(40,568)
                                   ========= =========     ========= ========
Net loss per common share          $  (0.47)   $(0.36)     $  (1.97)  $(1.00)
                                   =========   =======     =========  =======
Weighted average shares of
of common stock                      42,447    41,148        42,010   40,585
                                    ========   ======        ======    =====

The accompanying notes are an integral part of the condensed consolidated financial statements.

ENCORE COMPUTER CORPORATION
Condensed Consolidated Balance Sheets
(in thousands except share data)
(Unaudited)
                                                    October  1,  December 31,
                                                       1995          1994
                                                    -----------  ------------
ASSETS
Current assets:
 Cash and cash equivalents                   $           2,958   $     2,517
 Accounts receivable, less allowances                   10,817        19,855
 Inventories (Note C)                                   17,444        27,555
 Prepaid expenses and other current assets               1,323         1,863
                                                        ------        ------
   Total current assets                                 32,542        51,790

 Property and equipment, net                            36,198        40,921
 Capitalized software, net                               2,831         5,139
 Other assets                                              294           912
                                                       -------   -----------
       Total assets                                    $71,865   $    98,762
                                                       =======   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Current liabilities:
 Current portion of long term debt-related
 parties (Note E)                                     $ 27,006   $       -
 Current portion of long term debt-other (Note E)          167           195
 Accounts payable and accrued liabilities (Note D)      30,051        31,358
                                                      --------    ----------
   Total current liabilities                            57,224        31,553

Long term debt-related parties (Note E)                    -          88,421
Long term debt-other (Note E)                              702           828
                                                       -------     ---------
 Total liabilities                                      57,926       120,802
                                                       -------     ---------
Shareholders' equity (capital deficiency)(Note F):
  Preferred stock, $.01 par value; authorized
 10,000,000 shares: Series A Convertible Participating
 Preferred, issued 73,641 shares in 1995 and 1994            1             1

 6% Cumulative Series B Convertible Preferred, issued
 696,892 and 666,453 in 1995 and 1994, respectively,
 with an aggregate liquidation preference of
 $69,689,200 and $66,645,300 in 1995 and 1994, respectively  7             7

 6% Cumulative Series D Convertible Preferred, issued 1,066,367 and 1,019,787 in 1995 and 1994, respectively, with an
 aggregate liquidation preference of $106,636,700 and
 $101,978,700 in 1995 and 1994, respectively                10            10

 6% Cumulative Series E Convertible Preferred, issued 1,089,994 and 1,042,381 in 1995 and 1994, with an aggregate liquidation preference of $108,999,400 and $104,238,100 in 1995 and 1994,
 respectively                                                11           10

 6% Cumulative Series F Convertible Preferred, issued 510,037 in 1995 with an aggregate liquidation preference
 of $51,003,700                                               5            -

 6% Cumulative Series G Convertible Preferred, issued 550,000 in 1995  with an aggregate liquidation preference
 of $55,000,000                                               6            -

Common stock, $.01 par value; authorized 200,000,000 and
 150,000,000 shares in 1995 and 1994, respectively; issued
 35,509,833 and 34,076,124 in 1995 and 1994, respectively   355           341

Additional paid-in capital                               412,228      307,001

 Accumulated deficit                                    (398,684)    (329,410)
                                                        ---------    -------
Total shareholders' equity (capital deficiency)           13,939      (22,040)
 Total liabilities and shareholders' equity              -------     --------
 (capital deficiency)                                    $71,865     $ 98,762
                                                         =======     ========

The accompanying notes are an integral part of the condensed consolidatedfinancial statements.

ENCORE COMPUTER CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)
                                                    Nine Months  Nine Months
                                                       Ended       Ended
                                                      October 1,  October 2,
                                                         1995        1994
                                                    ------------  ----------
Cash flows from operating activities:
Net loss                                             $ (69,274)   $(30,614)
Adjustments in net loss to arrive at net cash used
in operating activities:
  Depreciation and amortization                          8,773       7,844
  Non cash compensation (Note F)                         1,425           -
  Inventory obsolescence and writedown to lower
  of cost or market                                     12,097        (620)
  Bad debt provision/(credit)                            2,996        (477)
  Restructuring charges                                  4,499           -
Net changes in operating assets and liabilities:
  Accounts receivable                                    6,042      (1,485)
  Inventories                                           (1,986)     (6,473)
  Other current assets                                     353         290
  Other assets                                             618         (73)
  Accounts payable and accrued liabilities              (5,847)     (1,339)
  Other liabilities                                        -           (93)
                                                       --------    --------
Cash used in operating activities                      (40,304)    (33,040)
                                                       --------    --------
Cash flows from investing activities:
  Additions to property and equipment                   (2,918)     (9,181)
  Capitalization of software costs                      (1,231)     (2,327)
                                                        -------    -------
      Cash used in investing activities                 (4,149)    (11,508)
                                                        -------    --------
Cash flows from financing activities:
  Net borrowings under revolving loan agreements         43,585     45,912
  Principal payments of long term debt                     (154)      (124)
  Preferred stock dividends paid                             (1)        (2)
  Issuance of common stock                                1,464      1,546
                                                         ------     -------
      Cash provided by financing activities              44,894     47,332
                                                         ------     -------
Net increase in cash and cash equivalents                   441      2,784

Cash and cash equivalents, beginning                      2,517      3,751
                                                          -----      ------

Cash and cash equivalents, ending                    $    2,958   $  6,535
                                                     ==========   =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

Supplemental disclosure of cash flow information (in thousands):

                                               Nine Months Nine Months
                                                  Ended      Ended
                                                October 1,  October 2,
                                                   1995        1994
                                               ----------- -----------
Cash paid during the period for interest    $     1,776       $3,451
  Cash paid during the period for taxes             496           -

Supplemental schedule of non-cash investing and financing activities:

  On February 4, 1994, the Company exchanged
  $100,000,000 of idebtedness     for   preferredstock.

  On March 17, 1995, the Company exchanged $50,000,000
  of indebtedness   for preferred stock.  Refer to Note E
  of Notes to Condensed Consolidated Financial
  Statements.

  On August 17, 1995, the Company exchanged $55,000,000 of indebtedness for preferred stock. Refer to Note E of Notes to Condensed Consolidated Financial
  Statements.

  During the third quarter of 1995, the Company recorded a $400,000 adjustment of estimate transaction costs related to Gould capital transactions.

 The accompanying notes are an integral part of the condensed consolidated financial statements.

ENCORE COMPUTER CORPORATION
Condensed Statements of Shareholders' Equity (Capital Deficiency)
(in thousands except share data)
                                                  Preferred Stock
                                     Series A        Series B     Series D
                                            Par             Par            Par
                                     Shares  Value Shares  Value Shares  Value
                                     -----------------------------------------
Balance 12/31/94                     73,641 $  1   666,453  $7   1,019,787 $10
Common stock options exercised,
 $.69 to $1.63 per share
Shares issued through employee stock
purchase plan at a price of $1.7531

Dividends Issued to Preferred
Stockholders In Shares of Series B                  30,439    -

Dividends Issued to Preferred
Stockholders In Shares of Series D                                 46,580    -

Dividends Issued to Preferred Stockholders
In Shares of Series E

Dividends Issued to Preferred Stockholders
In Shares of Series F

Cash paid in lieu of fractional share dividends
Issuance of Series F Convertible
Preferred Stock (Note E)

Issuance of Series G Convertible
Preferred Stock (Note F)

Extension of expiration date on outstanding grant of common stock options

Adjustment of estimated transaction costs relating to Gould capital transactions

Net loss
                                      ----------------------------------------
Balance October 1, 1995               73,641 $  1   696,892   $7 1,066,367 $10
                                      =======================================

                                                    Preferred Stock
                                       Series E       Series F       Series G
                                              Par          Par            Par
                                     Shares Value  Shares Value  Shares Value
                                     ----------------------------------------
Balance 12/31/94                     1,042,381 $ 10     -   $ -       -   $ -
Common stock options exercised,
$.69 to $1.63 per share

Shares issued through employee stock
purchase plan at a price of $1.7531

Dividends Issued to Preferred Stockholders
In Shares of Series B

Dividends Issued to Preferred Stockholders
In Shares of Series D

Dividends Issued to Preferred Stockholders
In Shares of Series E                   47,613   1

Dividends Issued to Preferred Stockholders
In Shares of Series F                                  10,037 -

Cash paid in lieu of fractional share
dividends

Issuance of Series F Convertible
Preferred Stock (Note E)                              500,000 5

Issuance of Series G Convertible
Preferred Stock (Note F)                                            550,000  6

Extension of expiration date on outstanding grant of common stock options

Adjustment of estimated transaction costs relating to Gould capital transactions

Net loss
                                    -----------------------------------------
Balance October 1, 1995             1,089,994 $ 11    510,037 $5 550,000  $ 6
                                   ========================================

                               Common Stock                     Shareholders'
                                            Additional
                                                                    Equity
                                        Par   Paid-in
                                                       Accumulated  (Capital
                              Shares  Value   Capital   Deficit    Deficiency)
                            -------------------------------------------------
Balance 12/31/94            34,076,124 $341 $  307,001 $(329,410)  $ (22,040)
Common stock options exercised,
$.69 to $1.63 per share      1,189,272   12      1,024                 1,036

Shares issued through employee stock
purchase plan at a price of $1.7531
                               244,437    2        426                  428

Dividends Issued to Preferred Stockholders
In Shares of Series B                                                     -

Dividends Issued to Preferred Stockholders
In Shares of Series D                                                     -

Dividends Issued to Preferred Stockholders
In Shares of Series E
                                                                           1
Dividends Issued to Preferred Stockholders
In Shares of Series F                                                      -

Cash paid in lieu of fractional share
dividends                                           (1)                    (1)

Issuance of Series F Convertible
Preferred Stock (Note E)                         44,834                44,839

Issuance of Series G Convertible
Preferred Stock (Note F)                         57,119                57,125

Extension of expiration date on outstanding
grant of common stock options                     1,425                 1,425

Adjustment of estimated transaction costs
relating to Gould capital transactions              400                   400

Net loss                                        (69,274)              (69,274)
                              ------------------------------------------------
Balance October 1, 1995       35,509,833 $355   $412,228 $(398,684)    $13,939
                              ================================================

The accompanying notes are an intergral part of the consolidated financialstatements.

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

The condensed consolidated financial statements, in the opinion of the Company, reflect all adjustments
(including normal recurring accruals) necessary for a fair statement of the results for the interim periods.
All adjustments made during the interim period are normal recurring adjustments except for the charge recorded in the three month period ended July 2, 1995 associated with the restructuring of operations and the charge relating to the termination of the Amdahl agreement. The nature of these charges is discussed in more detail in Note B below. The year-end condensed balance sheet data is derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.
Certain reclassifications have been made to conform prior period data to current period presentation.

The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal years.

The accompanying financial statements have been prepared on the basis of accounting principles that presume the realization of assets and the settlement of liabilities in the ordinary course of business. As discussed more fully in Notes E and F of Notes to Condensed Consolidated Financial Statements, the principal source of financing for the Company has been provided by Japan Energy Corporation ("Japan Energy") a
Japanese Corporation and certain of its wholly owned subsidiaries including Gould Electronics, Inc.
("Gould") and EFI International, Inc. ("EFI")
(collectively, the "Japan Energy Group"). The Company is dependent on the continued long term financial support of the Japan Energy Group. Should the Japan
Energy Group withdraw its financial support at any time prior to the time the Company returns to profitability by failing to provide additional credit as needed, the Company anticipates it will not be able to secure financing from other sources. In such a case, the Company would suffer a severe liquidity crisis and have difficulty settling its liabilities in the ordinary course of business.

Per Share Data

Per share data is calculated based upon the weighted
average number of shares of common stock and common
stock equivalents outstanding. In fiscal periods which
report net losses, the calculation does not include the
effect of common stock equivalents such as stock
options since the effect on the amounts reported would
be antidilutive. Series A Convertible Participating
Preferred Stock ("Series A") has been considered common
stock (on an assumed converted basis) for purposes of
income (loss) per share calculations.    The Series B
Convertible Preferred Stock ("Series B"), Series D
Convertible Preferred Stock ("Series D"), Series E
Convertible Preferred Stock ("Series E"), Series F
Convertible Preferred Stock ("Series F") and Series G
Convertible Preferred Stock ("Series G") have been determined to be common stock equivalents but are not included in the weighted average number of shares of common stock and equivalents because the effect would be antidilutive for the periods presented.

At December 31, 1994, the Company reported a capital deficiency and was precluded from paying dividends on its preferred stock outstanding. Accordingly, the normal quarterly dividends payable January 15, 1995 for the period October 15, 1994 to January 15, 1995 on the
Series B, Series D and Series E in the amounts of
$999,600, $1,529,600 and $1,563,500, respectively, were
accumulated by the Company.  On March 17, 1995, the
Company completed an exchange of Series F Convertible
Preferred Stock for indebtedness owed. Following the exchange, the Company reported a capital surplus and was able to pay all dividends previously accumulated.
Accordingly, it declared all accumulated dividends payable on April 15, 1995. In addition, dividends payable for the period January 15, 1995 to April 15, 1995 on the Series B, Series D, and Series E of
$1,014,500, $1,552,600, and $1,587,000, respectively
and dividends payable for the period of March 17, 1995 to April 15, 1995 on the Series F of $250,000, were paid in additional shares of like preferred stock on April 15, 1995. In computing the loss per common share, these dividends increased the loss for the nine month period ended October 1, 1995 as reported for the per common share calculation.

On July 2, 1995, the Company reported a capital deficiency and was precluded from paying dividends on its preferred stock outstanding. Accordingly, the normal quarterly dividends payable July 15, 1995, for the period April 15, 1995 to July 15, 1995 on the
Series B, Series D, Series E and Series F in the amounts of $1,029,800, $1,575,800, $1,610,800 and
$753,700, respectively, were accumulated by the Company. On August 17, 1995, the Company completed an exchange of Series G Convertible Preferred Stock for indebtedness owed. Following the exchange, the Company reported a capital surplus and was able to pay all dividends previously accumulated. Accordingly, it declared all accumulated dividends payable on October
15, 1995. In computing the loss per common share, the preferred dividends paid increased the loss for the nine month period ended October 1, 1995 by $13,467,000 as reported for the per common share calculation. The dividends paid October 15, 1995 increased the loss for the three month period ended October 1, 1995 by $4,970,000 as reported for the per common share calculation.

For the three and nine month periods ended October 2, 1994, the Company paid dividends on the Series B, Series D and Series E of $3,973,000 and $9,954,000, respectively. In computing the loss per common share, these dividends increased the loss for the three and nine month periods ended October 2, 1994 as reported for the per common share calculation.

B. Termination of Amdahl Agreement

During 1994, the Company and Amdahl Corporation
("Amdahl") entered into a  five year reseller agreement
(the "Amdahl Agreement") which granted Amdahl the right to distribute the Company's Infinity Storage Products under the Amdahl brand. The agreement provided that Amdahl would receive marketing and distribution rights to the product. The Amdahl Agreement as amended, established procurement schedules, which if certain product requirements were met, would have required
Amdahl to purchase a significant amount of product from the Company. Sales under the Amdahl Agreement were anticipated to begin in the second half of 1994 with significant sales volumes scheduled in the first half of 1995.

After entering into the agreement certain significant contractual issues arose delaying the sale of products.
In February 1995, the Company notified Amdahl of its intent to terminate the Amdahl Agreement; however, Amdahl filed suit in the Delaware Chancery Court on March 29, 1995, seeking to prevent the Company from terminating the agreement. On March 30, 1995, the Company and Amdahl entered in to a "Stand-Still"
Agreement to preserve the status quo until the companies could more thoroughly discuss the contractual issues. On April 24, 1995, the companies jointly announced that they had reached an agreement in principle as to the existing issues and the Stand-Still agreement had been extended to allow sufficient time to document those agreements. However, the companies were unable to reach a final agreement. On June 8, 1995, Encore announced that the Amdahl Agreement had been terminated. The suit filed by Amdahl was dismissed without predjudice on September 19, 1995.

The Company's inventory levels and overhead costs were based on a plan designed to meet accelerating sales commitments defined in the Amdahl Agreement. Because of the termination of the Amdahl Agreement, product sales have fallen well short of expectations and all elements of the Company's results of operations and future short term prospects have been adversely affected. As a result of these events, during the quarter ended July 2, 1995, the Company charged operations $19,241,000, consisting of $11,442,000 charged to cost of sales to reduce inventory carrying amounts to estimated net realizable value as well as $2,800,000 charged to cost of sales for uncollected
Amdahl accounts receivable; $500,000 charged to research and development to write down capitalized software projects in process; and $4,499,000 charged to restructuring costs in recognition of the impairment in value of certain assets, severance and benefit pay of $1,335,000 as a result of a 95 person reduction in workforce, principally in manufacturing and development, and other expenses associated with the termination of the Amdahl Agreement. Approximately
$1,905,000 of these charges required cash expenditures in the third quarter of 1995.

C. Inventories

Inventories consist of the following (in thousands):

                                           October 1, December 31,
                                              1995        1994

Purchased parts                           $  5,533    $  3,307
Work in process                              9,419      23,377
Finished goods1,                               721         482
Loaned computer equipment
  and consignment inventory                    771         389
                                         ---------   ---------
                                         $  17,444   $  27,555
                                         =========   =========

At December 31, 1994, inventories included $18,567,000 of storage product acquired to meet anticipated demand under the Amdahl Agreement described in more detail in Note B. Storage product inventory after provision to restate inventory at its estimated net realizable value amounted to $9,921,000 at October 1, 1995. In light of the termination of the Amdahl Agreement, the Company is expanding its programs to market the Company's Storage
Products through various other channels. This includes direct, distributor and OEM sales and marketing campaigns.

D. Accounts Payable and Accrued Liabilities;
Accounts payable and accrued liabilities consist of the
following (in thousands):
                                              October 1,  December 31,
                                                 1995         1994

Accounts payable                            $    6,140   $  10,582
Accrued salaries and benefits                    5,922       4,663
Accrued restructuring costs                      4,369       4,926
Accrued interest                                 5,636       1,882
Accrued taxes                                    3,846       3,359
Deferred income,
  principally maintenance contracts              1,906        1548
Other accrued expenses                           2,232       4,398
                                             ---------   ---------
                                             $  30,051   $  31,358
                                             =========   =========

Accrued interest of $5,636,000 at October 1, 1995, includes $4,342,000 due to Gould under the Short Term
Loan Agreement. As discussed in Note E, the balance also includes $1,294,000 of interest under the Short
Term Loan Agreement accrued in connection with the March 17, 1995, recapitalization. Total interest expense on indebtedness to Gould for the three and nine month periods ended October 1, 1995 was $343,000 and $2,480,000, respectively.

Accrued interest of $1,882,000 at December 31, 1994, includes $110,000 due to Gould under the Revolving Loan
Agreement. As discussed in Note E, the balance also includes $1,772,000 of interest under the Revolving
Loan Agreement accrued in connection with the February
4, 1994, recapitalization. Total interest expense on indebtedness to Gould for the three and nine month periods ended October 2, 1994 was $677,000 and $1,772,000, respectively.

E.  Debt

Debt consists of the following (in thousands)

                                            October 1,  December 31,
                                               1995         1994
Debt to unrelated parties:
Mortgages payable and capital
  lease obligations                     $       869    $    1,023
Less:
  Current portion of debt                      (167)         (195)
                                           --------      ---------
 Total long term debt to unrelated parties $    702    $      828
                                           ========      =========
Debt to related parties:
  Revolving loan agreement with
     Gould Electronics Inc.             $        -     $   50,000
Credit Agreement with Gould Electronics Inc.   27,006      38,421
                                              -------      ------
Total debt to related parties                  27,006      88,421
Less:
  Current portion of debt                      27,006          -
                                               ------      ------
 Total long term debt to related parties $       -     $   88,421
                                              =======     =======

Related Party Transactions

The Japan Energy Group is a related party due to the significant financial interests of Gould and EFI in the Company. As of October 1, 1995, assuming full conversion of their holdings in the Company's preferred stock, the Japan Energy Group beneficially owned 77.0% of the Company's common stock. Since 1989, Gould has provided the Company with its revolving line of credit, entered into certain borrowing agreements and entered into certain exchanges of equity for indebtedness.
Transactions consummated in 1994 and 1995 are discussed in more detail below and in Note F.

Revolving Loan Agreements

On February 4, 1994, the Company and Gould exchanged
$100,000,000 of indebtedness owed to Gould by the Company for Series E Preferred Stock with a liquidation preference of $100,000,000. $50,000,000 of the debt exchanged was indebtedness under a Revolving Loan
Agreement ("Revolving Loan").  On April 11, 1994, the
Company and Gould agreed to increase the maximum borrowing limit of the loan from $35,000,000 to $50,000,000 and to extend its maturity date to April
16, 1996.

Due to continued operating losses since February 4, 1994, and the need to increase its investment in working capital to meet management's expectation of demand for its new storage product, the Company exceeded the Revolving Loan's $50,000,000 maximum borrowing amount on September 6, 1994. From September
6, 1994, until December 21, 1994, Gould allowed the
Company to borrow additional funds in excess of the agreement's maximum limit. On December 21, 1994, the Company and Gould entered into an uncommitted loan agreement (the "Short Term Loan Agreement") which the
Company used to repay borrowings in excess of the Revolving Loan's maximum. At December 31, 1994, borrowings under the Revolving Loan were $50,000,000.

As of March 17, 1995, the Company and Gould agreed to cancel the $50,000,000 of indebtedness owed by the Company to Gould under the terms of the Revolving Loan in exchange for the issuance of 500,000 shares of the Company's Series F Convertible Preferred Stock with a liquidation preference of $50,000,000. The principal terms of the Series F are similar to the terms of the Series B, D and E, except that Series F is senior in liquidation preference. Because of the 1995 recapitalization and refinancing, the Revolving Loan was classified as a long term obligation at December
31, 1994.

Because of the related party nature of the transaction, the difference between the carrying amount of the indebtedness exchanged and the fair value of the securities issued and other consideration granted has been credited to additional paid-in capital. A summary of the financial effects of the above described transactions are as follows (in thousands):

Reduction of debt                                     $50,000
  Less:
    Par value of shares issued
(500,000 shares at $.01 par value)                         (5)
    Accrued estimated transaction costs                  (600)
    Accrued interest on the remaining indebtedness
 under the Short Term Loan Agreement for the
 remaining term of the agreement                       (4,561)
                                                     ---------
 Increase in additional paid in capital              $ 44,834
                                                      ========
Short Term Loan Agreement

The original Short Term Loan Agreement provided that
Gould, at its sole discretion, could loan up to $55,000,000 to the Company to provide funds for (a) repayment of principal and interest under the revolving loan agreement, (b) working capital purposes in the ordinary course of business, or (c) general corporate purposes. Borrowings originally were to mature no later than September 30, 1995. Borrowings are collateralized by substantially all of the Company's tangible and intangible assets and the agreement contains various covenants including maintenance of cash flow, leverage and tangible net worth ratios and limitations on capital expenditures, dividend payments and additional indebtedness. Interest is equal to the prime rate plus 2% (10.75% at October 1, 1995), accrues monthly in arrears and is payable upon maturity of the agreement. At December 31, 1994, borrowings under the agreement were $38,421,000 plus interest.

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

In conjunction with the execution of the Short Term
Agreement, Gould provided the Company with waivers of compliance with the financial covenants contained in the agreement until January 1, 1996. In light of the March 17, 1995 refinancing, the Short Term Loan
Agreement was classified as a long term obligation at December 31, 1994.

On August 17, 1995, Gould agreed to cancel $55,000,000 of indebtedness owed to it by the Company under the Amended and Restated Short Term Loan Agreement for
550,000 shares of the Company's newly issued Series G
Convertible Preferred Stock with a liquidation preference of $55,000,000. The principal terms of the Series G are similar to the terms of the Series B, D, E and F, except that Series G is senior in liquidation preference.

Because of the related party nature of the transaction, the difference between the carrying amount of the indebtedness exchanged and the fair value of the securities issued and other consideration granted has been credited to additional paid-in capital. A summary of the financial effects of the above described transactions are as follows (in thousands):

Reduction of debt                                      $55,000
  Less:
    Par value of shares issued
(550,000 shares at $.01 par value)                          (6)
    Reversal of accrued interest on
previous recapitalization                                3,713
    Accrued interest on the remaining indebtedness
under the Short Term Loan Agreement for the
remaining term of the agreement                         (1,588)
                                                      --------
    Increase in additional paid-in capital            $ 57,119
                                                      ========

In addition to the exchange of indebtedness for Series
G, the Company and Gould also agreed to amend and restate their Short Term Loan Agreement by providing the Company with an additional $20,000,000 uncommitted loan facility which may be disbursed to the Company for general corporate purposes at Goulds' absolute and sole discretion. As amended, the Short Term Loan Agreement provides the Company with a total credit facility of $45,000,000. As of October 1, 1995 Encore has fully used the $25,000,000 committed loan facility and has borrowed $2,006,000 of the $20,000,000 uncommitted loan facilities. As of Novmber 17, 1995 $10,326,000 has been borrowed of the $20,000,000 uncommitted loan facility.

F.  Shareholders' Equity

In 1991, the Company and Gould entered into an intellectual property licensing agreement whereby the Company agreed to license substantially all of its intellectual property to Gould under certain conditions. The intellectual property license is royalty free and provides that as long as the Company achieved certain revenue levels, Gould could not use the intellectual property until January 1994.
Additionally, it allows the Company to extend its exclusivity period for up to five additional years by making certain cash payments to Gould. The exclusivity period is automatically extended however, if certain operating income levels are achieved by the Company.
Along with the August 17, 1995 refinancing Gould and the Company agreed to extend the Company's period of exclusive use under the terms of the Intellectual
Property license through December 31, 1995.  The
Company will not achieve the revenue or operating profit levels necessary to maintain its exclusivity under the terms of the licensing agreement prior to December 31, 1995. Should the Company be unable to negotiate further extensions to its exclusivity period, Encore could lose the exclusive right to use the intellectual property and Gould, at its option could begin to exercise its rights under the agreement. Such an event could have a material adverse effect on the Company's business.

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

During the three months ended July 2, 1995, options granted to certain officers and employees of the Company were scheduled to expire if not exercised.
However, at the time the options were scheduled to expire the Company's policy on insider trading effectively prevented the officers from exercising the options. Accordingly, the Board of Directors approved an extension of the expiration date until September 7, 1996. The extension was treated as a cancellation of the old options and a grant of new options in the same amount at the same exercise price. A non-cash non-recurring compensation charge of $1,425,000 was recorded in the three month period ended July 2, 1995, in connection with the extension of the expiration date of the stock options.

Item 2
             Management's Discussion and Analysis
       of Financial Condition and Results of Operations
      for the Three and Nine Months Ended October 1, 1995
      Compared to the Three and Nine Months Ended October 2, 1994

The following is management's discussion and analysis of the financial condition and the results of operations of Encore Computer Corporation ("Encore" or the "Company") for three and nine month periods ended
October 1, 1995 compared to the three and nine month periods ended October 2, 1994. The Company's net loss for three and nine months ended October 1, 1995 was $14,781,000 and $69,274,000, respectively compared to the net loss for the same periods of 1994 of $10,761,000 and $30,614,000, respectively. As more fully discussed in Note B of the Notes to Condensed
Consolidated Financial Statements, during the second quarter of 1995 the Company recorded a charge to operations totaling $19,241,000 which related to the termination of the reseller agreement between Encore and Amdahl Corporation.

RESULTS OF OPERATIONS:

Total net sales for the three and nine month periods of 1995 were $9,866,000 and $34,732,000, respectively compared to net sales for the three and nine month periods of 1994, of $16,558,000 and $58,383,000, respectively.  For the nine month period ended October
1, 1995, domestic and international sales have declined
51% and 26%, respectively from the prior year. For this same period, domestic sales represent 48% of total sales compared to 61% for the comparable period of 1994.

During the nine month period ended October 1, 1995 equipment sales have declined by $15,388,000 or 53% and service sales have declined $8,263,000, or 28% from the same period of 1994. For the three months ended
October 1, 1995, equipment sales decreased from the comparable 1994 period by $3,502,000 or 48%, to $3,727,000 and service sales decreased by $3,190,000 or 34%, to $6,139,000. With regard to the decrease in equipment sales for the third quarter of 1995, the Company's results continue to be affected by the on-going decline in real-time and open system computer sales. Furthermore, the termination of the Amdahl contract has continued to adversely affect sales.

The decline in computer system sales is due in large part to the fact that (i) certain of the Company's real-time products have reached the end of their life cycles and are increasingly less competitive in today's marketplace; and (ii) acceptance of the Company's new open systems technology products in the information systems marketplace continues to be slower than anticipated. Certain of the Company's principal product offerings are proprietary architectures developed in the early 1980s. Although product enhancements have been made, these older products continue to lose their technological edge.
Accordingly, the Company has been increasingly less competitive selling into new, long-term programs.
Replacement products based on open systems technology are available however, demand for initial versions of these products continues to be disappointing.

Recently, the Company announced additional new versions of the Infinity R/T, the Infinity SP40 and the Infinity
Gateway. The Infinity R/T is a real-time system based on Digital Equipment Corporation's Alpha AXP 21064 RISC processor. The Infinity SP40 is Encores highest performing storage system. The Infinity SP40 concurrently supports channel-attached mainframes, SCSI-attached hosts, network-connected PCs, and Encore Data
Share Facilities. The ability to share data among various operating systems including open and MVS is unique to Encore. The Infinity Gateway is an entry level storage system that through sharing revolutionizes enterprise wide data access by providing open systems users direct access to mainframe data.

The Company's ability to increase sales and improve operating results for future periods is dependent upon the acceptance of its Storage Products in the market place, and the timely and successful introduction of additional functions and features for these products.
The success of the Infinity Storage Processor will determine the Company's future results. This product utilizes the technology of the Infinity 90, and offers a new, cost effective, high performance approach to traditional applications in the high growth data storage markets. To market the new storage product, the Company has begun an aggressive direct distribution and OEM sales and marketing campaign. As part of this campaign, the Company has begun the recruiting of industry knowledgeable sales people from leading storage vendors and the expansion of sales offices around the world. Additionally, Encore continues to seek out strategic distribution partners whose industry presence, expertise and sales channels will allow it to more efficiently bring the Company's leading edge open system and Storage Product offerings to market. The
Company expects future sales volumes to increase as the sales campaign ramps up. There can be no assurance that the Company's products which are in the early stage of market introduction will achieve or sustain market acceptance or successfully compete against other larger and more financially resourceful companies' products.

Declining service revenues in 1995 continues the trend and reflects the effect on the service business of the Company's prolonged decline in system sales as well as the continued price competitiveness of the marketplace.
This trend is expected to continue; however, the rate of decline is expected to be slower in the international market. Because most of the Company's installed equipment base remains in use for several years after installation and customers generally elect to purchase maintenance contracts for their systems while they are in service, the rate of decline in service revenues has lagged that of equipment revenues.
Accordingly, service revenues have become an increasingly larger portion of the Company's sales mix.

Cost of equipment sales for the three month period of 1995 decreased from the three month comparable period of 1994 by $602,000 or 15%. For the nine month period of 1995 cost of equipment sales increased from comparable period of 1994 by $10,370,000 or 54%. As a percentage of net equipment sales, 1995 cost of equipment sales in the three and nine month periods was 89% and 216% compared to 54% and 66% in the three and nine month periods of 1994, respectively. The increase in the cost of equipment sales for the nine months is primarily attributable to a charge to cost of sales of $14,242,000 as a result of the termination of the Amdahl Agreement in the second quarter. Additionally, reduced sale volumes have resulted in the Company's fixed manufacturing costs being absorbed by fewer units and therefore, a lower gross margin percentage. The
Company expects that if future sales volumes increase, gross margins should continue to improve.

Cost of service sales for the three and nine month periods ended October 1, 1995, decreased from the comparable periods of 1994 by $1,743,000 or 27% and $3,889,000 or 20%, respectively. The 1995 decrease in both the three and nine month periods is attributable to cost reduction actions taken throughout the reporting period to adjust expenses to levels more consistent with the declining revenue base. However, during the three and nine month periods ended October
1, 1995, the Company continued its investment in various programs and infrastructure necessary to support the launch of the Storage Product line.
Accordingly, gross margins for three and nine months ended October 1, 1995 were 24% and 25%, as compared to 31% and 33% for the same periods in 1994.

Improvements in revenue and operating results for the future are dependent upon the acceptance of Encore's new products, particularly the Infinity SP storage processor, in the market place, the timely and successful introduction of additional functions and features for these products, and achieving cost savings associated with the manufacture of these products.

Research and development costs for the three and nine month periods ended October 1, 1995, increased from the comparable periods of 1994 by $704,000 or 9% and $3,861,000 or 18%, respectively. The increase in 1995 spending is due to the concentration of efforts to finalize the development of the Infinity Storage
Product offerings for delivery. However, as a percentage of net sales, research and development expenses were 83% and 74%, respectively for the three and nine month periods of 1995 compared to 45% and 37% for the comparable periods of 1994. The percentage increase is principally attributable to the decline in net sales and the costs to develop new products for the open systems storage market. The Company's products are characterized by rapid technological advances which necessitate frequent product introductions and enhancements. In order to meet the market's demand the Company has invested heavily and plans to continue high levels of research and development expenditures to remain competitive in the marketplace. The Company expects research and development spending in the near term, to remain relatively constant.

Selling, general and administrative expenses decreased by $560,000 and $586,000, respectively for the three and nine month periods of 1995 when compared to 1994.
The decrease in cost is attributable to cost reduction actions taken in the third quarter to adjust expenses to levels comparable to the same periods in 1994. As a percentage of net sales, selling, general and administrative costs were 81% and 75%, respectively for the three and nine months ended October 1, 1995 compared to 52% and 46%, respectively for the comparable three and nine month periods of 1994. The increase as a percentage of net sales in 1995 is due principally to the decline in 1995 revenues. An increase in sales, general and administrative expenses is expected in the fourth quarter as the Company continues to expand its sales efforts for the Storage
Product.

During the second quarter, management evaluated the Company's latest financial projections, and concluded;
(i) the termination of the Amdahl contract in the second quarter would continue to adversely affect product revenues; (ii) the rate of decline in real-time equipment and service revenues continued to be higher than its previous estimates and; (iii) the rate of worldwide sales growth anticipated in newer product lines continued to remain significantly lower than projected levels. Accordingly, management restructured the Company's operations in the second quarter and recorded a non-recurring charge to operations of $4,499,000. The most significant of these restructuring actions were: (i) a 95 person reduction in workforce primarily in manufacturing and development, resulting in a severance charge of $1,335,000; (ii) a write down of $782,000 in the carrying value of the equipment used in the support of the Amdahl Agreement; and (iii) the write off of $1,123,000 of capitalized software assets relating to the Company's UNIX based product lines.

The successful acceptance in the market place of the new storage products and their timely development and shipment will play a key role in determining the Company's results of operations and competitive strength in the future. There can be no assurance that the Company will successfully market these products.
Prolonged delays in the development and acceptance of the Company's new products in the market place would have a significantly adverse effect on the Company's financial results. Management will continue to assess the Company's cost structure and the carrying value of its assets in light of expected future business. While there are no existing plans to take any additional actions, should future conditions necessitate it, management could take action to further reduce the Company's cost base or recognize the additional impairment of certain long lived assets.

Interest expense for the three month period ended
October 1, 1995 decreased from 1994 levels by $342,000, primarily due to the Company's recapitalizations as discussed in Notes E and F of the Notes to Condensed
Consolidated Financial Statements. For the nine month period of 1995 interest expense increased from 1994 levels by $650,000, due principally to increased 1995 debt levels as compared to the same period in 1994.

Other income for the three and nine month periods of 1995 decreased from 1994 by $125,000 and $164,000, respectively due to higher foreign exchange losses.

Income taxes for the three and nine month periods of 1995 decreased related to operations of certain foreign subsidiaries. For the comparable three and nine month periods of 1994 the Company has not recorded a domestic provision for income taxes because of the 1995 and 1994 losses incurred.

LIQUIDITY AND CAPITAL RESOURCES:

Since 1989, the primary source of financing for the Company has been provided by the Japan Energy
Corporation and its wholly owned subsidiaries, Gould
Electronics, Inc. and EFI, International Inc.
(collectively, the "Japan Energy Group").  The Japan
Energy Group has provided the Company with its uncommitted loan facility, credit facility, loan guarantees, and entered into various exchanges of indebtedness for the Company's preferred stock. As of October 1, 1995, assuming full conversion of their holdings in the Company's preferred stock, the Japan
Energy Group beneficially owns 77% of the Company's common stock.

The Company has suffered recurring operating losses including those incurred during the three and nine month periods ended October 1, 1995 and has been unable to generate cash flows from operating activities.
During the nine month period ended October 1, 1995, the Company used cash in operating activities of $40,304,000 compared to $33,040,000 used in the comparable period of 1994. Among the significant uses of cash in the nine months of 1995 were: (i) the operating loss for the nine month period of $39,484,000, net of non-cash charges and (ii) a decrease in accounts payable of $5,847,000. These uses of cash were partially offset by decreases in accounts receivable of $6,042,000.

During the nine month periods ended October 1, 1995 and October 2, 1994, expenditures for property and equipment were $2,918,000 and $9,181,000, respectively, while expenditures for capitalized software were $1,231,000 and $2,327,000, respectively. The decrease in property and equipment additions for the nine month period ended October 1, 1995 compared to the nine month period ended October 2, 1994 is primarily due to significantly higher purchases of computer equipment by marketing and research and development in 1994 compared to 1995.

Cash provided by financing activities for the nine month periods ended October 1, 1995 and October 2, 1994 amounted to $44,894,000 and $47,332,000, respectively.
The principal source of financing has been through various loan agreements provided by Japan Energy Group.
As discussed in Note E, the Japan Energy Group accepted
Series G Preferred Sock in exchange for $55,000,000 of debt and agreed to expand its $25,000,000 loan agreement with the Company by adding a $20,000,000 uncommitted facility. The uncommitted loan facility agreement provides that Japan Energy Group shall have no obligation to but may, in its absolute and sole discretion loan up to $20,000,000 to the Company for general corporate purposes. As of October 1, 1995, Encore has $17,994,000 of the uncommitted facility available and as of Novmber 17, 1995 $10,326,000 has been borrowed of the $20,000,000 uncommitted loan facility.

During the next twelve months and until such time in the future as the Company returns to a state of continued profitability, it will have to fund its operating activities through further financing activities. The Company believes the amounts currently available under its credit agreement including the uncommitted facility with Gould should be sufficient to meet its needs through December 31, 1995. Should the Japan Energy Group withdraw its financial support before the Company returns to profitability by failing to provide additional credit as needed, including failing to fund the uncommitted portion of its loan agreement with the Company, the Company anticipates it will not be able to secure financing from other sources. In such a case, the Company will suffer a severe liquidity crisis and it will have difficulties settling its liabilities in the normal course of business.

Part II - Other Information

Item 1.  Legal Proceedings- see page 23

Item 6.  Exhibits and Reports on Form 8-K
     (a)  Exhibits required by Item 601 of Regulation S-K

Exhibit No. 3.1- Certificate of Designations, Powers rights and Preferences of Series G Convertible
Preferred Stock of Encore Computer Corporation. See pages 1-16.

Exhibit No. 10.1-Second Amended And Restated Credit
Agreement.  See pages 1-25.

Exhibit No. 10.2-Certificate.  See page 1.

Exhibit No. 11 - Statement re: computation of per share earnings. See page 24.

Exhibit  No. 27 - Financial Data Schedule.  See page
25.
     (b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended October 1, 1995.

                        Encore Computer Corporation

                              Signatures

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Encore Computer Corporation

Date:   November 20, 1995

        KENNETH G. FISHER               KENNETH S. SILVERSTEIN
        -----------------               ---------------------
        Kenneth G. Fisher                Kenneth S. Silverstein
        Chairman  of the Board           Corporate  Controller
        and Chief Executive Officer      Chief Accounting Officer

Item 1.  Legal Proceedings

     As described in Note B of the Notes to Condensed
Consolidated Financial Statements, the suit filed by Amdahl on March 29, 1995 was dismissed without prejudice on September 19, 1995.