Form 10-K
period 1995-12-31
ENCORE COMPUTER CORP /DE/
filed 1996-04-16
CIK 764037

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                FORM 10-K
  (Mark One)
  [  X  ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the Fiscal Year Ended December 31, 1995
                                   OR

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

 Aggregate market value, as of April 12, 1996 of Common Stock held by non-affiliates of the registrant: $80,082,970.

 The number of shares outstanding of the registrant's only class of Common Stock as of April 12, 1996 was 36,577,257.



 DOCUMENTS INCORPORATED BY REFERENCE:
 PART  OF DOCUMENT I

 IN WHICH INCORPORATED
 Proxy Statement for the 1996 Annual Meeting of Shareholders
 Part III, Items 10,11,12,13

A  list of all exhibits to this Form 10-K is on Page 47.

PART I
Item 1   Business
(a)  General Development of Business
Encore Computer Corporation ("Encore" or the "Company"), founded in 1983, designs, manufactures, distributes and supports scalable real-time data storage, data retrieval, and sharing technologies
for  mixed  platform processing environments.   Headquartered  in
Fort Lauderdale, Florida, the Company sells its products direct and through distributors in the United States, Canada, Europe, and the Far East.

In 1989, Encore acquired the assets and assumed the liabilities of the Gould Electronics Inc. Computer Systems Division (the "Computer Systems Business"), a business that was significantly larger than the Company itself. Since the acquisition, the Company has invested heavily in research and development activities integrate both businesses'
technologies  into  a  single,  high  performance  open   system
architecture.

This  effort has most recently resulted in the announcement  and delivery of products such as the Infinity SP and R/T(Trademark).
 The  Company  has invested  heavily  in  research  and
development of the Infinity SP(Trademark) Universal Storage Processor  with
DataShareTM  Facilities  to  establish  its  presence   in   the
multibillion dollar storage marketplace.  Although  the  storage marketplace is new to Encore, the Company believes the Infinity
SPTM   product  will  be  a  market  leader.   From  a   storage
perspective,  the  Infinity SPTM supports multiple  environments and  cross platform  data  sharing  between  open  systems  and
mainframe  applications.   The Infinity  SPTM  is  built  around
Encore's    patented    Memory   Channel/Reflective    Memory
technology.   The  Infinity  SPTM offers  extremely  competitive
application, connectivity, and performance advantages. In the context of cross platform shared protected storage for open systems and mainframes, the Infinity SPTM and the Infinity R/TTM are technology leaders.

The  Infinity  SPTM storage systems were developed  specifically for the information systems storage market. These systems handle the complex requirements of large on-line transaction processing
(OLTP), including IBM-compatible customer information control systems (CICS), client server, relational data base management systems (RDBMS), decision support systems (DSS) and interactive information networks. These applications are primarily found
in   the  banking,  brokerage,  insurance,  airline,  electronic publishing, information, telecommunications and data services industries.

The  newest  real-time  product  is  the  Infinity  R/TTM.   The
performance features of the Infinity R/TTM, based on the Alpha processor, along with the Company's reputation in real-time computing have captured the attention of many of its traditional customers. The Infinity R/TTM has significant price performance advantages in the real-time market. This, coupled with Encore's proprietary software, yields highly deterministic open systems
solutions.   These  solutions range  from  Encore's  traditional
markets in simulation, energy, and data acquisition to newly developed market opportunities in transportation and process
control.   The  Company's continued development of its  patented
Reflective MemoryTM technology, integration capabilities and "Hard Real-Time" software makes Encore a technology leader.

As more fully discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes B and F of the Notes to Consolidated Financial Statements, since the acquisition of the Computer Systems Business the Company's results have been adversely affected by; (i) the termination of a reseller agreement between the Company and Amdahl Corporation,
(ii) a slower than anticipated acceptance of the Company's new open systems technology products in the information systems marketplace, (iii) continued heavy investment in research and development of its open systems architecture, and (iv) declining equipment sales as certain of the Company's traditional real-time products have reached the end of their product life cycle.

Approximately 24% of 1995 revenues were derived through sales to various U.S. government agencies. Certain of theses agencies, such as the Department of Defense, are precluded from awarding contracts which require access to classified information to foreign owned or controlled companies. The principal source of both debt and equity financing for the Company has been provided by Gould Electronics Inc. ("Gould") and EFI International Inc., wholly owned subsidiaries of Japan Energy Corporation ("Japan Energy"; a Japanese corporation with $20 billion in annual net sales).

As of April 16, 1996, the Japan Energy Group beneficially owned 78% of the Company's common stock assuming the full conversion of all shares of its preferred stock. In light of U.S. limitations on the ability of certain agencies to transact classified business with foreign owned or controlled companies, Encore and the Japan Energy Group have proactively worked to comply with all U.S.
requirements.   In  this connection, the Japan Energy  Group  has
agreed  to  accept certain terms and conditions relating  to  its equity securities in the Company, including limitations on the voting rights of its shares, limitations on the number of seats it may have on the board of directors and certain restrictions on
the  conversion  of its preferred shares into common  stock.   In
connection with the recapitalizations occurring prior to April 16, 1996 and discussed in more detail in Notes J and M of Notes to Consolidated Financial Statements, the Company requested the United States Defense Investigative Service ("DIS") to review the relationship between the Company, and the Japan Energy Group, under government requirements relating to foreign ownership, control or influence. DIS has not yet had an opportunity to review the April 16,1996 transaction.

Encore is committed to complying with all U.S. government requirements regarding foreign ownership and control of U.S. companies. At this time, the Company is not aware of any circumstances that would adversely affect the opinions previously issued by DIS. However, should DIS change its opinion of the nature of Japan Energy's influence or control on the Company, a significant portion of the Company's future revenues realized through U.S. government agencies could be jeopardized.

(b)  Financial Information About Industry Segments


The Company operates in a single industry segment as described in Item 1(c) below. Certain required segment information related to the Company's financial operations for the last three years is included in Note K of Notes to Consolidated Financial Statements.

(c) Narrative Description of the Business

The Company operates in various market niches of a single industry segment, the information technology industry, which includes the design, manufacture, sale and service of storage and computer systems, software, and other related equipment on a worldwide basis.

Principal Markets
Within the information technology industry, Encore participates in both the information processing and real-time computing marketplaces.

Information Processing Markets
The Company has introduced its massively scalable, symmetric multiprocessor-based open systems products into primarily four information processing markets; (i) Cross Platform Enterprise Data Storage, (ii) Mainframe Storage, (iii) On-Line Transaction Processing (OLTP) and Decision Support Systems (DSS), and (iv) Interactive Information Network Servers and Switches. Encore's strategy is to provide a system that can continue to support a user's existing critical applications while allowing the user to reengineer some or all of those applications to run in an open systems environment at a much lower cost than traditional mainframes.

During the 1960s, mainframe computers provided batch processing solutions for its information system customers. In the 1970s, minicomputers became the common computing paradigm. Then in the 1980s, the computing trend shifted towards PC's and workstations with database management software. Because of the proliferation of data from workstations and PC's, many large commercial customers now require the immediate interactive processing of available data for enterprise-wide computing rather than the batch processing approach of traditional mainframes. Accordingly, the market has begun to migrate to a client/server processing model served by both; (i) mainframes and mainframe alternatives for on-line transaction processing and database applications, and (ii) massively parallel systems for numerically intensive applications. The Company believes that the systems sold in the second half of the 1990's will be characterized by their ability to meet the user's increasing computational power and I/O requirements as well as the ability to move customers easily from a proprietary technology environment into an open systems environment.

Data storage demands within the information processing market are expanding due to increased requirements of capturing business data as well as storing new forms of information (e.g. document images, sound and video). Accordingly, the mainframe storage marketplace is undergoing changes similar to those of the information processing marketplace. These changes include the need for faster, denser and more cost-effective storage solutions to reduce demands on existing facilities and shrinking mainframe data processing budgets. Today's data processing environments have developed a strong strategic requirement to leverage technology advances being applied to the open systems environment.

Encore addresses the growing open data storage market by providing the world's fastest Universal Storage Processors with DataShareTM Facilities. From a storage perspective, the Infinity SPTM supports multiple environments and cross-platform data sharing between open systems and mainframe applications. This means that with Encore's Mainframe DataShareTM Facility, mainframe sequential datasets stored on the Infinity SPTM can be read by attached open systems. Additionally Encore's Open Systems DataShareTM Facility provides comparable support in the opposite direction. Channel attached mainframes can read open systems volumes stored on the Infinity SPTM. Businesses operating applications on mainframes or in an open systems environment can use the DataShareTM Facilities to significantly reduce the elapsed time and effort required to migrate data between platforms. The Infinity SPTM offers competitive applications, connectivity, and performance advantages. In the context of cross platform shared protected storage for open systems and mainframes, the Infinity SPTM is a technology leader.

To market the new Storage Product, the Company has established an aggressive direct distribution and OEM sales and marketing campaign. As part of this campaign, the Company has recruited industry knowledgeable sales people from leading storage vendors. Additionally, Encore continues to seek out strategic distribution partners whose industry presence, expertise and sales channels will allow it to more efficiently bring the Company's leading edge open system and Storage Product offerings to market. The successful acceptance in the marketplace of the new storage products and their timely development and shipment will play a key role in determining the Company's results of operations and competitive strength in the future.

Real-Time  Markets
The  Company's   real-time computer systems,  the  Infinity  R/T(Trademark)
Family,  the Encore 90(Trademark) Family and the Encore RSX(Trademark)
 are used  for
the acquisition, processing, and interpretation of data primarily in three market niches; (i) simulation, (ii) energy, and (iii) transportation.

Simulation is the Company's largest real-time market niche. Encore products are widely used in simulators that duplicate complex situations in controlled environments. The
Company's installed simulation systems are used to safely and economically train commercial and military personnel to operate and maintain complex systems such as space vehicles, aircraft, weapons systems, ships, ground-based vehicles, and nuclear power plants.

Encore also competes in the power and electric utility market niches of the energy marketplace where the Company's real-time systems typically acquire, monitor, and provide supervisory and closed loop control in energy management, power plant monitoring and control, and power plant simulation systems. This is done at both nuclear and fossil fuel plants. The Company's systems monitor the transmission and distribution of electrical power from generation to substation to end use. The system also facilitates the training of power plant operators by putting them in simulated environments to prepare them for emergency situations. Within the energy marketplace as a whole, Encore systems provide the same real-time capability of data acquisition and control to other market niches such as seismic, oil exploration, and off-shore oil platforms.

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

The Encore customer base in both the information processing and real-time marketplaces are technology and life-cycle cost driven and constantly in need of increased performance at lower costs. The Company's sales efforts in the real-time market are concentrated on "program" business where typically large contracts are awarded with multiple systems scheduled for delivery over an extended period of years, including continued demand for upgrades and spare parts as well as ongoing maintenance. Sales efforts in the information processing markets are focused more closely at value added resellers (VARs) whose own sales forces have particular expertise in specific applications within the information processing markets and who can use the Company's product as a portion of a total package designed to meet an end user's unique needs.

Principal Products
Encore  offers four principal  families  of storage and  computer systems  targeted at the niches within the information processing
and   real-time   computing  marketplaces  of   the   information
technology industry discussed above.  These product families are;
(i)  the Infinity SP Storage Processors,  (ii) the Infinity R/T
Series, and (iii) the Encore RSX. Additionally, the Company continues to support its prior generation CONCEPT/32(Trademark) real-time computer product line.

Infinity SP
The   Infinity  SP  Series  Universal  Storage  Processors  with
DataShare(Trademark) Facilities are designed to concurrently address the mixed storage needs of IBM and plug compatible mainframes, SCSI attached  hosts,  and network attached clients  under  a  common, versatile  platform.  In order for the Infinity SPTM  to  support simultaneously  all  of these roles, Encore developed  a  set  of three  software  products,  Mainframe DataShareTM,  Open  Systems
DataShareTM,  and  Backup/Restore DataShareTM .   These  products
enable  mainframe and open systems data stored  on  the  Infinity
SPTM to be shared at disk speeds, thereby significantly narrowing the information gap. The Mainframe DataShareTM Facility allows
MVS IBM mainframe sequential datasets (QSAM) stored on an Infinity SPTM to be read by a SCSI attached Open System Platform.
The Open System DataShareTM Facilities allows selected SCSI attached volumes stored on an Infinity SPTM to be read by an IBM compatible mainframe running MVS with no special software running on the mainframe. The Backup/Restore DataShareTM Facility allows an Infinity SPTM to backup and restore SCSI attached and network attached volumes from an IBM compatible mainframe running MVS with existing mainframe resident backup utilities.

The Infinity SP fulfills the diverse storage requirements of legacy and open enterprises by eliminating the overlaps and hidden  costs  of  multiple conventional fixed  function  storage
products.   Infinity  SP  storage  subsystems  are  capable   of
delivering storage solutions from 48 gigabytes to multiple terabytes. Encore believes the Infinity SP provides the world of increasingly heterogeneous computing components simpler and cost effective solutions.

Infinity Gateway TM
The  Encore Infinity Gateway(Trademark), the lowest priced member  of  the
Infinity  SPTM  family  provides  mainframes  and  open   systems
concurrent access to shared datasets in real-time.  The  Infinity
Gateway  utilizing DataShareTM Facilities provides  a  disk-based high-speed/low latency interchange path between MVS,  UNIX,  and other  operating  platforms.  For example,  mainframe  data  sets
stored   on  the  Infinity  Gateway  as  IBM  3390  volumes   are
immediately accessible from SCSI and network attached hosts without file duplication. Such direct data sharing technology bypasses lengthy file transfers and laborious tape handling currently employed to exchange data between dissimilar systems.
Similarly, open systems may store files on the Infinity Gateway for direct access by mainframes.

Infinity R/T
The Encore Infinity R/T offers high performance real-time solutions with the latest in RISC technology. The Infinity R/T is specifically designed to incrementally migrate CONCEPT/32 applications to an open systems environment while maintaining object code and bus compatibility with Encore's CONCEPT/32 and SelCONNECTION Series Systems.

The Infinity R/T 300 series combines the latest in RISC technology, the Alpha AXP processor combined with a 6u VME bus interface, supporting VME-64 transfer rates of up to 60 MB per second. It offers customers the ability to connect the Alpha AXP based real-time servers together via Encore's patented Reflective Memory technology to form deterministic clusters for high performance, or high availability real-time applications.

Encore RSX
The  Company's  Encore  RSX  products provide  performance,  high
aggregate   computational  power   and  high  system   throughput
required to process the demands associated with today's real-time applications.

Because all of the Company's real-time products are object code compatible, a customer's original investment in Encore software and specialized hardware is preserved as he migrates his installation to the newer technology of RSX. The Company also continues to offer support for its installed base of prior generation CONCEPT/32 products. These flexible products were designed for OEM system integration, as embedded systems in customer supplied cabinets or as complete distributed processing systems for the most complex real-time tasks.

Customer Service
Service and support are critical elements in maintaining customer satisfaction. The Company offers its customers a variety of service and support programs for both hardware and software products principally through its own customer service organization supplemented by third party maintenance partners with locations throughout the world. The Company also offers maintenance service for selected third party equipment. Specific service and support programs include preventive maintenance, resident labor service, customer training and education, logistics support programs, data facility management and custom technical and consulting services. In addition, the Company provides a dial in hotline as well as remote diagnostic capabilities to allow problem resolution from Encore's home office.

The Company provides a standard product warranty on its computer systems for parts and labor which generally extends ninety days from the date of installation, but on certain products for up to one year. On its storage processor product line, the standard product warranty for parts and labor generally extends two and, in some cases, may extend three years.

Sales and Distribution
Encore uses multiple channels of distribution to sell its products. The primary channel for computer system sales has been its direct sales force, consisting of approximately 27 salespersons located throughout the United States, Canada and Western Europe. The Company also has joint venture operations in Japan, and various other arrangements with distributors throughout the world.

The Company is expanding its utilization of systems integrators, value-added resellers (VARs) and independent software vendors
(ISVs) in its distribution network particularly after the termination of the Amdahl Reseller Agreement discussed in Note B of Notes to Consolidated Financial Statements. The Company's strategy is to continue to expand its distribution channels through the establishment of marketing alliances with other industry leaders. Examples of the Company's efforts were the signing of distribution agreements with Memorex Telex Sweden, Italy, Spain, and the United Kingdom. These distributors will sell the Infinity SPTM products to mainframe, midrange, and open systems markets.

The Company's ability to increase sales and improve operating results for future periods is dependent upon the acceptance of its Storage Products in the marketplace, and the timely and successful introduction of additional functions and features for these products. Encore continues to seek out strategic distribution partners whose industry presence, expertise and sales channels will allow it to more efficiently bring the Company's leading edge open system and Storage Product offerings to market. There can be no assurance that the Company's products, which are in the early stage of market introduction will achieve or sustain market acceptance or successfully compete against the products of other larger, better known companies.

The Company's general policy is to sell rather than lease its products. The Company generally has a policy of no returns and does not typically extend payment terms beyond those prevalent in the computer industry. A significant portion of the Company's sales typically occur in the last month of a fiscal quarter, a pattern that is not uncommon in the computer industry. The Company seeks to minimize the time from receipt of a purchase order for a computer system to delivery of the system. Accordingly, the Company does not believe backlog reported at any point in time aids materially in the overall understanding of the business. Encore's business is not subject to pronounced seasonal fluctuations.

During the years reported, the Company has not been dependent upon any one customer for a material part of its business with no single customer accounting for more than 10% of its sales. However, in fiscal 1995, 1994 and 1993, approximately 24%, 32%, and 37%, respectively, of its sales were derived either directly or indirectly from various United States government agencies. None of the Company's contracts with United States government agencies are subject to the renegotiation of profits or termination at the election of the government.

Research and Development
In fiscal 1995, Encore spent $33,249,000 (67% of total net sales), on research and development (R&D) activities. In fiscal 1994 and 1993, research and development spending was $30,339,000 (40% of net sales) and $23,331,000 (25% of net sales), respectively. Despite reduced revenues, fiscal 1995 research and development expenses were $2,910,000 higher than 1994 and $9,918,000 higher than 1993.
The increase is attributable to the costs to develop new products for the storage and open systems markets. The Company's products are characterized by rapid technological advances which necessitate frequent product introductions and enhancements. The Company plans to continue high levels of research and development expenditures to remain competitive in the marketplace. The Company expects research and development spending in the near term, to remain relatively constant.

In 1995, 1994 and 1993, capitalized software development costs were $673,000, $2,467,000 and $2,142,000, respectively, and customer sponsored engineering activities were $0, $1,041,000, and $1,187,000 respectively.

Encore's research and development expenditures have focused on establishing technical expertise in four critical technologies;
DataShareTM   Facilities,   parallel   processing,   the    UNIX
environment and real-time and shared memory distributed  systems.
The  Company's  primary emphasis has been to   build  upon  these
established technologies and couple the best features of each into its new generation of products, the Infinity SPTM Series,
and   the  Infinity  RTTM  Series.   In  order  to  minimize  its
development cycle, development efforts may be subcontracted to third parties with particular required technological expertise. While this increases the Company's reliance on the performance of others and could result in unplanned delays in the product development process, the Company employs business practices designed to significantly reduce this risk. At this time, Encore has no reason to believe any of its subcontractors present a serious business risk to the Company.

Manufacturing and Raw Materials
The Company's manufacturing operation is ISO 9002 certified and consists primarily of the assembly and integration of purchased parts, components, and subassemblies into computer and data storage systems. Printed circuit boards are assembled using surface mount technology and automatic placement equipment while substantially all peripherals are purchased from third party vendors. Extensive testing and burn in is performed at the board, component and sub assembly level and at final systems integration.

Encore's products are comprised of a wide variety of electronic and mechanical components, raw materials and supplies. The Company relies heavily on external sources of supply for these items as well as for other supplies and services. Neither the Company's customers nor its vendors require Encore to carry significant amounts of inventory to meet rapid delivery requirements or to assure itself of a continuous allotment of goods from suppliers. The Company has developed multiple commercial sources for most components and raw materials used in the manufacture of its computer systems. However, because of the attractiveness of employing the latest technology in its product line, Encore does utilize several single source vendors for certain critical components in the Infinity SPTM product line. While delays in delivery of such single source components could cause unplanned delays in the shipment of certain products, at this time, the Company has no reason to believe any of its single source vendors present a serious business risk to the Company.

The Company believes that its manufacturing facilities are sufficient to meet its requirements for three years.

Competition
The computer storage industry is intensely competitive and is characterized by rapid technological advances, decreasing product life cycles, and price reductions. The principal competitive factors in the Company's markets are total system performance and functionality, quality, reliability, price, compatibility/connectivity to other vendors' systems, along with long term service and support.

Within the storage product marketplace, the Company's competition includes EMC, International Business Machines (IBM), Hitachi Data Systems and Storage Technology. The primary competitors in the Company's real-time markets are also established companies, such as Concurrent Computer Corporation, Silicon Graphics and Harris Corporation. Competitors in the information processing market include established companies like Digital Equipment Corporation, IBM, Hewlett Packard Company (HP) and Sequent Computer Systems.

Many of Encore's competitors have greater financial, technical, and marketing resources than Encore. In some cases, this places the Company at a disadvantage. However, the Company considers its level of experience and general understanding of its computer architecture and real-time applications and its current parallel
processing   and   UNIX  technology  position,   combined   with
DatashareTM to be positive competitive factors.

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

Encore has entered into licensing agreements with several third party software developers and suppliers. The licenses generally allow for use and sublicense of certain software provided as part of the computer systems marketed by the Company. Encore is licensed by UNIX Systems Laboratories Inc. to use and sub license their UNIX operating system in the Company's computer systems.

As discussed in Note I of Notes to Consolidated Financial Statements, in connection with its recapitalization in January 1991, the Company licensed substantially all of its intellectual
property  to Gould on a royalty free basis.   Under  the
terms   of  the  agreement,  and  in  combination  with   certain
extensions granted by Gould, Encore retained the exclusive use of
the  intellectual  property through  December  31,  1995.   Those
extensions have expired and effective January 1, 1996, both Gould and Encore have the option to use the Encore intellectual property.

While  the  Company maintains the legal right  to  terminate  the
Gould  license  under certain conditions, the  Company  does  not
currently  have  the financial capability to do  so.   Gould  has
stated it has no immediate plans to utilize the technology to compete with the Company in which it has as a very substantial investment in the Company.

Environmental Matters
Compliance with Federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment are not expected to have a material effect on the capital expenditures, operations or competitive posture of the Company or its subsidiaries.

Employees
As  of  December  31,  1995, Encore had 694  full-time  employees engaged in the following activities:
                          Employees
          Customer Service                          133
          Manufacturing                             113
          Research and Development/Custom Products  232
          Sales and Marketing                       155
          General and Administrative                 61
                                                   ----
          Total                                     694
                                                    ===

The Company's future success will depend in large part on its ability to attract and retain highly skilled and motivated personnel, who are in great demand throughout the industry. None of the Company's domestic employees are represented by a labor union.

Executive Officers of the Company

The names of the Company's executive officers and certain information about them are set forth below.
Name                     Age         Position with Company
Kenneth G. Fisher        65          Chairman of the Board
                                     and Chief Executive Officer
Rowland H. Thomas, Jr.   60          President
                                     and Chief Operating Officer
Charles S. Anderson      66          Vice  President,
                                     Corporate Relations
Ziya  Aral               43          Vice President, Systems Engineering
                                     and Chief Technology Officer
Robert  A. DiNanno       49          Vice President and General Manager,
                                     Real-Time Operations
Charles S. Namias        37          Vice President,
                                     Corporate Alliances
James C. Shaw            48          Vice President,
                                     Manufacturing Operations
George S. Teixeira       39          Vice President,
                                     Product Business Group

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

Mr. DiNanno joined the Company in July 1986. Until June 1992, Mr. DiNanno served as Vice President and General Manager, Operations. At that time, he was appointed Vice President and General Manager, Real-Time Operations. Prior to joining the Company, he served as Vice President, Manufacturing at Adage, Inc. from November 1983 to June 1986. Mr. DiNanno also held domestic and international management assignments with Honeywell Information Systems, Inc. from June 1979 until November 1983. Mr. DiNanno has experience with military and commercial flight simulations acquired during his tenure at Singer Link.

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

Mr. Teixeira assumed his present position in 1994. From 1991 to 1994, he held the position of Vice President, Product Development. Prior to 1991, Mr. Teixeira held the positions of Vice President of Marketing and Vice President of Product Management. Mr. Teixeira was Director of Product Marketing
and  Management   for  the  Computer Systems  Business  of  Gould
Electronics Inc. which the Company acquired in 1989.   Prior  to
1989 he held several progressively more responsible positions since joining Gould Electronics Inc. in 1981.

(d) International Operations

The Company maintains sales and service operations in Europe and Canada through wholly-owned subsidiaries. In the Far East, sales and service operations are performed through a joint venture in Japan, and distributor agreements throughout the remainder of the Pacific Rim. In fiscal 1995, approximately 51% of consolidated net sales were derived from foreign operations. The Company believes that its overall profit margins with respect to foreign sales are not materially different from profit margins from domestic sales. In view of the locations and diversification of its foreign activities, the Company does not believe that there are any unusual risks beyond the normal business risks attendant to activities abroad. Encore attempts to limit its foreign currency denominated assets and liabilities to reduce its exposure to foreign currency fluctuations. Additional information relating to the Company's international operations, including financial information segregated by major geographic area, is contained in Note K of the Notes to Consolidated Financial Statements.

Item 2   Properties
Listed   below   are  the Company's principal  facilities  as  of
December 31, 1995.
                                       Owned or    Square Feet
Location             Principal Use      Leased    Approximately
Ft.Lauderdale, FL   Administrative/      Owned       232,000
                    Development/
                    Marketing
Melbourne, FL       Manufacturing        Owned       137,000
Paris, France       Sales/Service       Leased        47,000
London, England     Sales/Service       Leased        35,000

In addition to the facilities listed above, Encore also leases space in various other domestic and foreign locations for use as sales and service offices. The Company's owned facilities are encumbered by various mortgages, including mortgages which collateralize the Gould loan agreements (See Note G of Notes to the Consolidated Financial Statements).

Item 3   Legal Proceedings
During 1994, the Company and Amdahl Corporation ("Amdahl") entered into a five year reseller agreement (the "Amdahl Reseller Agreement") which granted Amdahl the right to distribute the Company's Infinity Storage Products under the Amdahl brand. The agreement provided that Amdahl would receive marketing and distribution rights to the product. The Amdahl Reseller Agreement as amended, established procurement schedules, which if certain product requirements were met, would have required Amdahl to purchase a significant amount of product from the Company. Sales under the Amdahl Reseller Agreement were anticipated to begin in the second half of 1994 with significant sales volumes scheduled in the first half of 1995.

After entering into the agreement certain significant contractual issues arose delaying the sale of products. In February 1995, the Company notified Amdahl of its intent to terminate the Amdahl Reseller Agreement; however, Amdahl filed suit in the Delaware Chancery Court on March 29, 1995, seeking to prevent the Company from terminating the agreement. On March 30, 1995, the Company and Amdahl entered in to a "Stand-Still" Agreement to preserve the status quo until the companies could more thoroughly discuss the contractual issues. On April 24, 1995, the companies jointly announced that they had reached an agreement in principle as to the existing issues and the Stand-Still agreement had been extended to allow sufficient time to document those agreements. However, the companies were unable to reach a final agreement. On June 8, 1995, Encore announced that the Amdahl Reseller Agreement had been terminated. The suit filed by Amdahl was dismissed without prejudice on September 19, 1995.

The Company is also subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect the financial position of the company.

Item 4  Submissions of Matters to a Vote of Security Holders

No items were submitted to a vote of the security holders during the fiscal quarter ended December 31, 1995.


PART II

Item   5   Market  for  Registrant's  Common  Equity  and  Related
Stockholder Matters    The Company's common stock is traded on the
NASDAQ Stock Market under the symbol ENCC.

The high and low closing sale prices of Encore's common stock are shown for fiscal years 1995 and 1994 in the table below:
                        Fiscal 1995     Fiscal 1994 prices
                         High     Low      High      Low
          1st Quarter    3 9/32  1 23/32   4 3/8    2 5/8
          2nd Quarter    3       1 1/16    6 3/8    3 1/8
          3rd Quarter    2 19/32 1 1/16    5 1/16   3 13/16
          4th Quarter    2 3/4   1 1/2     5 9/16   3


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

The  First National Bank of Boston
Shareholder Services Division
P.O. Box 644
Boston, Massachusetts 02109.

As of April 2, 1996, there were approximately 2,907 holders of record of the Company's common stock. The Company has never paid cash dividends on its common stock and under the terms of the Company's current financing agreements, the Company is prohibited from paying such dividends.


Item 6 Selected Financial Data
(in thousands except  Pro Forma    ---for the year ended December 31---
per share data)      1995(2)   1995   1994    1993    1992     1991
Net sales          $49,328  49,328  $76,550 $93,532 $130,893 $153,302
Operating loss    (77,796) (77,796) (50,848)(62,085) (22,544) (54,938)
Net loss           (81,354) (81,354)(54,556)(69,565) (32,522) (65,388)
Net loss per
common share (1)     (2.37)  (2.37)  (1.68)    (2.01)   (.98)   (1.87)
Weighted average
shares ofcommon stock
outstanding (1)      42,287  42,287  40,755    39,273  37,899   36,466
Working capital       5,288   5,490  20,237     3,499  14,270   16,014
Total assets         72,537  72,537  99,021    84,070 105,686  121,186
Long term debt        5,812  40,812  89,249   112,919  66,413  106,588
Redeemable preferred
stock                     -        -        -       -         -  4,246
Shareholders' equity
(capital deficiency) 37,312   2,514 (22,040)  (66,560)   508   (42,137)


(1) During 1995, 1994 and 1993, preferred stock dividends amounted to $19,061,600, $13,986,600 and $9,184,700 respectively.


(2)  Presents the pro forma
effect on April 16, 1996 of an exchange of $35,000,000 indebtedness for preferred stock between Gould Electronic's and the Company as if such transaction had occurred on December 31, 1995.


 Item 7   Management's Discussion and Analysis of Financial
           Condition and Results of Operations
Overview

Encore Computer Corporation ("Encore" or the "Company") was founded in May 1983 and was in the development stage until October 1986. During this period, the Company was primarily involved in the research, development and marketing of UNIX based computers and terminal servers. In 1989, Encore significantly increased its size and worldwide marketing presence when it acquired substantially all of the assets of the Computer Systems Division of Gould Electronics Inc. (the "Computer Systems Business"). This was a significantly larger business than the Company and one which for over twenty-five years provided real-time computer systems solutions to the simulation, transportation, and energy marketplaces.

During the late 1980s, product demand in the computer marketplace began to migrate from more traditional proprietary computing technologies towards an open systems technology. The Company targeted its research and development efforts towards programs to develop a new generation of open system computers. Since the beginning of 1993, the Company has spent approximately $87,000,000 in research and development activities. This has resulted in the current availability of a family of storage systems and open system computers including; (i) the Infinity SPTM Storage Processor with DataShare FacilitiesTM, and (ii) the Infinity R/TTM. In light of this new technology the Company has targeted the multibillion dollar storage market as a strategic growth market. This will be a new market for the Company and is intended to replace the declining revenues from the real-time market. The Company's real-time market revenues have decreased from $153,302,000 in 1991 to $49,328,000 in 1995 and as a result the Company has incurred significant net losses during this period. The Company expects the Infinity SPTM to penetrate the storage market and establish market presence. The acceptance of Encore's Infinity SP Universal Storage Processor with DataShareTM Facilities in the market place, and the timely and successful introduction of additional functions and features for these products will determine the Company's future results.

To market the new storage product, the Company has developed a direct distribution and OEM sales and marketing strategy. The Company has recruited industry knowledgeable sales people from leading storage vendors and expanded its sales offices around the world. Additionally, Encore continues to seek out strategic distribution partners whose industry presence, expertise and sales channels will allow it to more efficiently bring the Company's leading edge open system and storage product offerings to market. The Company expects future sales volumes to increase as the sales campaign ramps up. There can be no assurance that the Company's products which are in the early stage of market introduction will achieve or sustain market acceptance or successfully compete against the products of other larger and more financially resourceful companies.

Management has taken aggressive actions throughout this period to restructure the organization to levels more consistent with the declining size of the Company. These actions have included reducing the workforce , eliminating organizational redundancies
and   consolidating  certain  facilities  to   eliminate   excess
capacity.   In connection with the restructuring activities,  the
Company  also recognized the impairment in value of certain  long-
lived  assets  including  capitalized software  products.   As  a
result of these actions, the Company recorded restructuring charges of $27,764,000 over the three year period ended December
31,  1995.   The  Company's future success will be  dependent  on
research and development activities. Accordingly, the Company plans to continue to invest heavily in this area.

With the net losses incurred in the three years ended December 31, 1995, the Company has not generated sufficient levels of cash flow to fund its operations. During this period of time the principal source of financing has been provided by the Japan
Energy Group. During the three years ended December 31, 1995, the Company and the Japan Energy Group have also entered into a series of financing transactions involving the cancellation of $205,000,000 of indebtedness in exchange for the issuance of various classes of the Company's Preferred Stock.

Comparison of Calendar 1995, 1994 and 1993.

Net sales for 1995 were $49,328,000 compared to net sales for 1994 and 1993 of $76,550,000 and $93,532,000, respectively. The
1995 revenue decline is due to both lower equipment and service sales. In 1995, equipment sales decreased to $22,005,000 from $38,412,000 and $43,622,000 in 1994 and 1993, respectively.
Service  revenues  for  1995, 1994, and  1993  were  $27,323,000,
$38,138,000 and $49,910,000, respectively.

Equipment sales as a percentage of total net sales in 1995, 1994 and 1993 were 45%, 50%, and 47%, respectively. The decrease is primarily due to; (i) the delay in the acceptance of the Company's new technology products in the storage information systems marketplace, (ii) the decline in real-time and open system
computer   sales,  and  (iii)  the  adverse  effects   from   the
termination of the Amdahl Reseller Agreement.

Reflecting the Company's declining system sales as well as continued price competitiveness in the marketplace, service revenues have declined from the prior years by 28% and 24% in
1995 and 1994, respectively. Since 1990 approximately 25% of each year's existing service contracts have not been renewed with the Company. However, as a percentage of total net sales, service revenues have remained fairly constant.

The decline in net sales has occurred in both the domestic and international markets, although international sales declined at a slower rate. International sales in 1995, 1994 and 1993 were $25,277,000, $33,937,000 and $36,979,000 or 51%, 44%, and 39%,
respectively of total net sales.

During  the  three  years  ended December  31,  1995,  no  single customer accounted for more than 10% of the Company's annual sales. However, sales to various U.S. government agencies have represented approximately 24%, 32% and 37% of net sales in 1995, 1994 and 1993, respectively. The Company recognizes that reductions in current levels of U.S. government agency spending on computers and computer related services could adversely affect its traditional sources of revenue. The Company believes the expansion into non traditional, high growth storage markets with the Infinity SPTM, and the Infinity R/TTM Family of products will mitigate potential risk.

Total cost of sales decreased in 1995 to $55,693,000, from $60,907,000 in 1994 and $65,831,000 in 1993. The decrease in all years reported was due generally to lower sales volumes and lower spending resulting from the restructuring of manufacturing and customer service operations during the three year period. Since the beginning of 1993, combined manufacturing and customer service headcount has been reduced by approximately 35%, certain customer service field operations have been closed or scaled down, and manufacturing operations have been consolidated in Melbourne, Florida.

In 1995, gross margins on equipment sales were a loss 12,970,000 or (-59%) of net sales compared to gross profit of $3,360,000  (9%)
and  $14,041,000  (32%)  in  1994 and  1993,  respectively.   The
decreases in 1995 and 1994 were due principally to the charges associated with the termination of the Amdahl Reseller Agreement and the negative effect of the under utilization of manufacturing capacity. As discussed in Note B of Notes to Consolidated Financial Statements, in 1995 and 1994, the Company recorded charges of $14,242,000 and $8,960,000 respectively, in connection with the termination of the Amdahl Reseller Agreement.

In 1995, gross margins on service sales were $6,605,000 or (24%), compared to $12,283,000 (32%) and $13,660,000 (27%) in 1994  and
1993,  respectively.   For 1995 and 1994,  service  margins  were
reduced  for  costs incurred in preparing the  customer  service organization for Storage Product maintenance.  Customer  service margins are expected to continue to deteriorate due to a declining  service
base   and  costs  required  to  support  the  storage   product
maintenance.  The 1995 rate of decline is  expected  to
be  slower  in  the  international  market  because  of  limited competition.  While management has taken cost reduction actions, the rate of decline in service expenses lagged service revenues.
Among the most significant of these actions occurred during  the fourth  quarter  of  1993  when  the  Company  entered  into  an agreement with a third party service provider to supply a  large portion  of  the  manpower necessary to service equipment  under
domestic  maintenance contracts with the Company.   Accordingly,
service   operations  was  able  to  significantly  reduce   its
workforce  during both the fourth quarter of 1993 and the  first quarter of 1994.  As a result, during 1994, labor,  benefits  and employee  related expenses and supplies decreased by  $9,119,000
from  the  prior  year.   Among the  principal  cost  reductions
achieved  in  1993  were lower employee costs  of  approximately
$5,500,000 due to reduced headcount, and the closing of field offices.

Research and development expenses in 1995 were $33,249,000 compared to $30,339,000 and $23,331,000 in 1994 and 1993, respectively. Research and development expenses as a percentage of net sales in 1995 increased to 67% from 40% and 25% in 1994 and 1993, respectively. The percentage increase is a result of both lower net sales and higher expense levels. Over the three year period, management increased expenditures on those strategic product offerings necessary for the future growth of the business while significantly reducing the level of investment in areas outside the Company's principal focus. To effectively compete in
its   market  niches,  the  Company  must  continue   to   invest
aggressively in research and development activities.   While  the
aggregate  amount  invested  by  the  Company  in  research   and
development may not decrease significantly during the next several quarters, it is expected that if sales increase, research and development spending as a percentage of net sales will return to lower levels.

Sales, general and administrative ("SG&A") expenses in 1995 were $33,683,000 compared to $36,152,000 and $43,190,000 in 1994 and
1993, respectively. In 1995, SG&A expenses decreased in part due to lower commissions on the year's lower sales as well as management's actions taken to minimize headcount, close or consolidate marginally profitable field offices and to more effectively focus its advertising programs. These reductions were partially offset by a non cash compensation charge of $1,424,000 in connection with the extension of the expiration date of certain individual stock option grants. In 1994, SG&A expenses decreased as compared to 1993 in part due to lower sales commissions and an approximate 20% reduction in headcount. These reductions were partially offset by increased consulting expenses related, in part, to the introduction of the Infinity SPTM. As a percentage of net sales, SG&A expenses were 68%, 47% and 46% in 1995, 1994 and 1993, respectively. This reflects the fact that reductions in SG&A spending have been more than offset by declines in net sales.

In 1995 and 1993, the Company took actions to restructure its operations to levels more consistent with the then expected levels of future revenues. As discussed in Note F of Notes to Consolidated Financial Statements, 1995 and 1993 operating expenses include restructuring charges of $4,499,000 and $23,265,000, respectively.

In the second quarter of 1995 management evaluated the Company's latest financial projections, and concluded; (i) the termination of the Amdahl Reseller Agreement resulted in a significant delay in the realization of product revenues, (ii) the rate of decline in real-time equipment and service revenues had exceeded its previous estimates, and (iii) the rate of worldwide sales growth anticipated in newer product lines remained significantly below projected
levels.   In  light  of these conclusions, management  restructured
operations and recorded a charge to operations of $4,499,000.   The
most significant of these restructuring actions were ; (i) a 95 person reduction in workforce primarily in manufacturing and development, resulting in a severance charge of $1,335,000, (ii) a write down of $782,000 in the carrying value of the equipment used in the support of the Amdahl Reseller Agreement, and (iii) the write off of $1,624,000 of capitalized software assets relating to the Company's UNIX based product lines. Management will continue to assess its cost structure and the carrying value of its assets in light of expected future business. While there are no existing plans to take any additional actions, should future conditions require, management could approve additional plans to further reduce its cost base or recognize the impairment in value of long lived assets.

During  1993,  the  Company recorded a  restructuring  charge  of
$23,265,000.   The Company reduced its workforce by approximately
12%, and wrote down the carrying values of long-lived assets by $13,171,000.

Interest expense decreased to $2,957,000 in 1995 from $3,363,000 in 1994 and $6,380,000 in 1993. Since February 4, 1994, Encore has completed a series of refinancing agreements with the Japan Energy Group resulting in conversions of $205,000,000 of debt to
preferred   stock.   These  conversions  served  to  reduce   the
Company's annual interest expense by approximately $17,700,000 in 1995 and $8,500,000 in 1994.

Other expense, net was higher in 1993 than in 1995 and 1994 due principally to higher foreign exchange losses in 1993.

Income taxes provided in 1995, 1994, and 1993 relate to taxes payable by foreign subsidiaries (see Note H of the Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

Because of the continuing operating losses incurred for the five years ended December 31, 1995, the Company has been unable to generate cash from operating activities. In 1995, 1994, and 1993, the Company used cash in operating activities of $50,462,000, $64,504,000, and $34,883,000, respectively.

Cash  used  in 1995 operating activities decreased by $14,042,000 from  1994  reflecting  working capital  changes  which  resulted
principally   from  the  Amdahl  Reseller  Agreement   and   its
termination.   During  1994 the Company  significantly  increased
its  investment  in  accounts receivable and  inventories  as  a result of the acceleration of activities under the Amdahl Reseller Agreement. With the termination of this agreement in 1995, the Company's related working capital investment was
significantly  reduced.   Accordingly, net  changes  in  accounts
receivable  and  inventories amounted to $3,213,000  in  1995,  an
improvement   of   $18,920,000  as  compared  to   1994.    These
improvements were partially offset by the increase in the 1995 net loss of $5,485,000, as adjusted by noncash items.

From 1993 to 1994, cash used in operating activities increased by $29,621,000 reflecting the working capital investment required as a result of the acceleration of activities under the Amdahl Reseller Agreement and a higher net cash loss. For 1994, the net cash used to increase accounts receivable and inventories was $15,707,000, a change of $24,470,000 from 1993. Additionally, for 1994, the net loss, as adjusted for non cash items, exceeded the 1993 net loss by $9,240,000.

Expenditures for property and equipment during 1995, 1994 and 1993 were $7,335,000, $13,089,000, and $11,780,000, respectively.
Expenditures for capitalized software during 1995, 1994, and 1993
were  $673,000, $2,467,000, and $2,142,000, respectively.   As  of
December 31, 1995, there were no material commitments for capital expenditures.

Cash  was  provided through financing activities of  $58,658,000,
$78,496,000,   and  $48,219,000   in  1995,   1994,   and   1993,
respectively. The principal source of financing has been through various agreements provided by the Japan Energy Group.

The majority of the year end cash on hand of $2,797,000 was at various international subsidiaries. With minor exceptions, all cash is freely remittable to the United States.

On  April  16,  1996 the Company issued Gould 350,000  shares  of
Series   H  Preferred  Stock  ("Series  H")  with  a  liquidation
preference  of  $35,000,000  in  exchange  for  Gould   canceling
$35,000,000  of  debt owed by the Company.   In  addition,  Gould
increased Encore's borrowing capacity to $65,000,000 and extended the maturity date to April 30, 1997. As of April 16, 1996 the Company had $38,400,000 of committed borrowing facility remaining.

Until such time in the future as the Company returns to a state of continued profitability, it will have to fund its operating activities through further financing activities. The Company believes the amounts currently available under the Gould credit agreement should be sufficient to meet such needs through December 31, 1996. Until and beyond that time, should the Japan Energy Group withdraw its financial support before the Company returns to profitability by either failing to renew existing debt agreements as they expire or failing to provide additional credit to the Company as needed, the Company anticipates it will not be able to secure financing from other sources. In such a case, the Company will suffer a severe liquidity crisis and it will have difficulties settling its liabilities in the normal course of business.

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

As discussed in Note M to the consolidated financial statements, Japan Energy Corporation and Gould Electronics Inc., a wholly owned subsidiary of Japan Energy Corporation (collectively, the "Japan Energy Group") have exchanged approximately $35 million of the Company's outstanding indebtedness for preferred stock and provided the Company with a $65 million revolving credit facility. The Company is dependent upon the continued support of the Japan Energy Group for its financing requirements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated
financial   position   of   Encore   Computer   Corporation   and
Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

Coopers & Lybrand L.L.P.
Miami, Florida
February 16, 1996 except for Note M as to which the date is April 16, 1996.


ENCORE COMPUTER CORPORATION
Consolidated Statements of Operations
(in thousands except per share data)
                                           Year
                                          Ended
                             December    December   December
                                  31,         31,        31,
                              1995        1994        1993
Net sales:
    Equipment              $  22,005   $  38,412   $  43,622
    Service                   27,323      38,138      49,910
    Total                     49,328      76,550      93,532
Costs and expenses:
 Cost of equipment sales      34,975      35,052       29,581
 Cost of service sales        20,718      25,855       36,250
 Research and development     33,249      30,339       23,331
 Sales, general and admin.    33,683      36,152       43,190
 Restructuring costs           4,499         -         23,265
    Total                    127,124     127,398      155,617
Operating loss               (77,796)    (50,848)      62,085)
Interest expense,
principally related parties   (2,957)    (3,363)       (6,380)
Interest income                  171        128           134
Other income (expense),net        75         70          (780)
Loss before income taxes     (80,507)    (54,013)      (69,111)
Provision for income taxes       847         543           454
Net loss                   $ (81,354)  $ (54,556)    $ (69,565)
Net loss per common share:
Net loss attributable to
common shareholders        $ (100,416)  $ (68,543)   $ (78,750)
Loss per common share      $  (2.37)    $  (1.68)     $  (2.01)
Weighted average shares
of common stock              42,287       40,755          39,273

The accompanying notes are an integral part of the consolidated financial statements.


ENCORE COMPUTER CORPORATION
Consolidated Balance Sheets
(in thousands except share data)
                                       (Unaudited)
                                       Pro forma
                                        December    December   December
                                          31,            31,      31,
                                         1995        1995        1994
                                      (See Note M)
ASSETS
Current assets:
    Cash and cash equivalents        $   2,797  $   2,797    $   2,517
    Accounts receivable,
    less allowances of $1,798
    in 1995 and $5,017 in 1994           13,723     13,723       19,855
    Inventories                          15,796     15,796       27,555
    Prepaid expenses and other
    current assets                        1,353      1,353        1,863
                                      ---------   --------    ---------
    Total current assets                 33,669     33,669       51,790

Property and equipment,net              35,800     35,800       40,921
Capitalized software,net                 2,258      2,258        5,139
Other assets                               810        810        1,171
   Total assets                      $  72,537  $  72,537    $  99,021

LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Current liabilities:
Current portion of long term debt-other $     171  $     171    $     195
Accounts payable and accrued liabilities   28,210      28,008      31,358
    Total current liabilities              28,381      28,179      31,553

Long term debt - related parties            5,154      40,154      88,421
Long term debt - other                        658         658         828
Other liabilities                           1,032       1,032         259
    Total liabilities                      35,225      70,023     121,061
Commitments and
contingencies (Note I)
Shareholders' equity (capital
deficiency) :
   Preferred stock, $.01 par value;
   authorized10,000,000 shares:
    Series A Convertible Participating
    Preferred, issued 73,641
    shares in 1995 and 1994                   1          1           1
    6% Cumulative Series B Convertible
     Preferred, issued 707,345 and 666,453
     in 1995 and 1994, respectively
     with an aggregate liquidation
     preference of $70,734,500 and
     $66,645,300 in 1995 and 1994,
     respectively                             7          7           7
    6% Cumulative Series D Convertible
     Preferred, issued 1,082,362 and
     1,019,787 shares in 1995 and 1994
     , respectively with an aggregate
     liquidation preference of $108,236,200
     and $101,978,700 in 1995 and 1994,
     respectively                             11         11          10
    6% Cumulative Series E Convertible
     Preferred, issued 1,106,343 and
     1,042,381 shares in 1995 and 1994,
     respectively, with an aggregate
     liquidation preference of $110,634,300
     and $104,238,100 in 1995 and 1994,
     respectively                             11         11          10
     6% Cumulative Series F Convertible
      Preferred, issued 517,687 in 1995
      with an aggregate liquidation
      preference of $51,768,700                5          5        -
     6% Cumulative Series G Convertible
      Preferred, issued 555,500 in 1995
      with an aggregate liquidation
      preference of $55,550,000                6          6        -
     6% Cumulative Series H Convertible
      Preferred, issued 350,000 in 1996
      with an aggregate liquidation
      preference of $35,000,000                4          -        -
    Common stock, $.01 par value; authorized
      200,000,000 shares; issued 36,067,792
      and 34,076,124 in 1995 and 1994,
      respectively                           361        361       341
    Additional paid-in                   447,670    412,876     307,001
    capital
    Accumulated deficit                (410,764)   (410,764)   (329,410)
        Total shareholders' equity
        (capital deficiency)             37,312      2,514     (22,040)
        Total liabilities and
        shareholders' equity (capital
        deficiency)                   $  72,537  $  72,537    $  99,021

The accompanying notes are an integral part of the consolidated financial statements.

ENCORE COMPUTER CORPORATION
Consolidated Statements of Cash Flows
(in thousands)
                                          Year
                                         Ended
                                         December    December   December
                                              31,         31,        31,
                                            1995       1994         1993
Cash flows from operating activities:
  Net Loss                             $ (81,354)   $ (54,556)  $(69,565)
  Adjustments to arrive at
  net cash used in operating activities:
    Depreciation and amortization         11,750       10,850     12,320
    Non cash compensation (Note J)         1,424       -           788
    Inventory obsolescence and
    writedown to lower
    of cost or market                      12,367       (30)        860
    Equity in loss (income)
    of joint venture                          773        286       (27)
    Bad debt provision                      2,735      2,928        203
    Restructuring charges                   4,499       -        23,265
    Foreign exchange loss(gain)              (134)       (93)        744
    Loss (gain) on disposal
    of property and equipment               1,839        (1)         36
  Net changes in operating assets
    and liabilities:
    Accounts receivable                     3,821    (5,942)     11,654
    Inventories                              (608)    (9,765)    (2,891)
    Prepaid expenses and
    other current assets                      375      1,217     (1,575)
    Other assets                              381      (257)        203
    Accounts payable and
    accrued liabilities                    (8,330)    (9,048)    (8,912)
    Other liabilities                          -         (93)    (1,986)
    Net cash used in                      (50,462)   (64,504)   (34,883)
    operating activities
 Cash flows from investing activities:
     Additions to property
     and equipment                         (7,335)    (13,089)   (11,780)
     Proceeds from sale of
     property and equipment                     14        220         60
     Capitalization of
     software costs                           (673)    (2,467)   (2,142)
           Net cash used in
           investing activities            (7,994)    (15,336)   (13,862)
 Cash flows from financing activities:
  Net borrowings under revolving loan
  agreements                                56,733     76,497     46,724
      Principal payments of long term debt    (194)      (169)      (214)
      Dividends paid on Preferred Stock         (1)        (2)       -
      Issuance of common stock               2,120      2,170      1,709
       Net cash provided by
       financing activities                 58,658     78,496     48,219
Effect of exchange rate changes on cash         78        108      (529)
Increase (decrease) in cash
   and cash equivalents                        280    (1,236)    (1,055)
Cash and cash equivalents, beginning         2,517      3,751      4,806

Cash and cash equivalents, ending        $   2,797   $   2,515  $   3,751

The accompanying notes are an integral part of the consolidated financial statements.


ENCORE COMPUTER CORPORATION
Consolidated Statements of Cash Flows
Supplemental disclosure of cash flow information (in thousands):
                                                 1995      1994        1993
Cash paid during the period for interest    $   1,354   $   2,162  $   8,648
Cash paid during the period for income taxes    1,273       -           912

Supplemental schedule of noncash investing and financing activities:

 A. During 1995 and 1994, the Company exchanged $105,000,000 and
     $100,000,000, respectively, of indebtedness for
     1,050,000 shares and 1,000,000 shares, respectively, of the Company's Convertible Preferred Stock. Refer to Note J of Notes to Consolidated
     Financial Statements.

  B. During 1995 and 1994, the Company reduced by $400,000 and
     $625,000, respectively, accruals established for transaction costs relating to the Gould capital transactions. These amounts were credited to additional paid-in capital.

The accompanying notes are an integral part of the consolidated financial statements.


ENCORE COMPUTER CORPORATION
Condensed Statements of Shareholders' Equity (Capital Deficiency)
(in thousands except share data)
                                          Preferred Stock
                           Series A             Series B        Series D
                                Par                  Par             Par
                          Shares Value        Shares   Value   Shares  Value
Balance December 31, 1992   73,641  $  1  591,625  $    6   905,283  $  9
Common stock options
exercised, $.63 to
$2.00 per share
Shares issued through
employee stock purchase
plan, at an average
price of $1.56 per share
Extension of expiration
date on outstanding
grant of common stock
options
Balance December 31, 1993   73,641     1    591,625       6   905,283   9
Common stock options
exercised, $.63 to
$2.00 per share
Shares issued through
employee stock purchase
plan at an average price
of $2.69 per share
Issuance of Series E
Convertible Preferred Stock
Dividends issued to
Preferred Stockholders
in shares of Series B, D and E              74,828       1    114,504   1
Adjustment of estimated
transaction costs
relating to Gould
capital transactions
Balance December 31, 1994   73,641     1    666,453     7   1,019,787  10
Common stock options
exercised, $.63 to
$2.31 per share
Shares issued through
employee stock purchase
plan at $1.75 per share
Issuance of Series F
and Series G Convertible
Preferred Stock
Dividends issued to
Preferred Stockholders
in shares of Series B,D,E,F and G            40,892       -    62,575    1
Cash paid in lieu of
fractional share dividends
Extension of expiration
date on outstanding
grant of common
stock options
Adjustment of estimated
transaction costs
relating to Gould
capital transactions
Balance December 31, 1995  73,641  $  1     707,345 $   7   1,082,362  $11

The accompanying notes are an intergral part of the consolidated financial statements.

                                           Preferred Stock
                               Series E        Series F      Series G
                                    Par              Par             Par
                         Shares   Value    Shares   Value     Shares Value


Balance December 31, 1992    -    $  -    -    $    -         -     $  -
Common stock options
exercised, $.63 to
$2.00 per share
Shares issued through
employee stock purchase
plan, at an average
price of $1.56 per share
Extension of expiration
date on outstanding
grant of common stock
options
Balance December 31, 1993    -         -       -       -       -       -
Common stock options
exercised, $.63 to
$2.00 per share
Shares issued
through employee
stock purchase
plan at an average
price of $2.69 per share
Issuance of Series E
Convertible
Preferred Stock         1,000,000    10
Dividends issued
to Preferred Stockholders
in shares of Series B,D
and E                      42,381     -
Adjustment of estimated
transaction costs
relating to Gould
capital transactions
Balance December 31, 1994 1,042,381  10       -         -      -      -
Common stock options
exercised, $.63 to
$2.31 per share
Shares issued through
employee stock purchase
plan at $1.75 per share
Issuance of Series F
and Series G Convertible
Preferred Stock                             500,000       5   550,000  6
Dividends issued to
Preferred Stockholders
in shares of Series B,
 D, E, F and G             63,962     1       17,687     -     5,500   -
Cash paid in lieu of
fractional share
dividends
Extension of expiration
date on outstanding
grant of common stock
options
Adjustment of estimated
transaction costs
relating to Gould
capital transactions
Balance December 31, 1995 1,106,343  $ 11   517,687  $  5   555,500  $  6


                            Common Stock                        Shareholder's
                                            Additional              Equity
                                      Par    Paid-in   Accumulated   (Capital
                           Shares     Value  Capital   Deficit     Deficiency)
Balance December 31, 1992 31,232,215  $ 312  $ 205,469 $ (205,289)  $  508
Common stock options
exercised, $.63 to
$2.00 per share            1,016,597    10       955                    965
Shares issued through
employee stock purchase
plan, at an average
price of $1.56 per share    477,579     5       739                      744
Extension of expiration
date on outstanding
grant of common stock options                    788                     788
Net loss                                                   (69,565)  (69,565)
Balance December 31, 1993 32,726,391    327    207,951    (274,854)  (66,560)
Common stock options
exercised, $.63 to
$2.00 per share             966,734    10     1,131                  1,141
Shares issued through
employee stock purchase
plan at an average price
of $2.69 per share          382,999     4     1,025                   1,029
Issuance of Series E
Convertible
Preferred Stock                              96,273                   96,283
Dividends issued to Preferred
Stockholders
in shares of Series B,D and E                    (4)                     (2)
Adjustment of estimated
transaction costs
relating to Gould
capital transactions                            625                      625
Net loss                                                 (54,556)    (54,556)
Balance December 31, 1994 34,076,124    341    307,001  (329,410)    (22,040)
Common stock options
exercised, $.63 to
$2.31 per share        1,568,934        16     1,363                   1,379
Shares issued through
employee stock purchase
plan at $1.75 per share    422,734      4       737                      741
Issuance of Series F
and Series G Convertible
Preferred Stock                             101,954                  101,965
Dividends issued to
Preferred stockholders
in shares of Series B,
D, E, F and G                                   (2)                      -
Cash paid in lieu
of fractional
share dividends                                 (1)                     (1)
Extension of
expiration date
on outstanding
grant of common stock options                 1,424                    1,424
Adjustment of estimated
transaction costs
relating to Gould
capital transactions                           400                       400
Net loss                                               (81,354)      (81,354)
Balance December 31, 1995 36,067,792  $ 361   $ 412,876  $ (410,764) $ 2,514


Notes to Consolidated Financial Statements

A. Nature of Operations and Summary of Significant Accounting
Policies

Nature of Operations

Encore Computer Corporation ("Encore" or the "Company"), founded in 1983, designs, manufactures, distributes and supports scalable real time data storage, data retrieval, and sharing technologies for mixed platform processing environments. Headquartered in Fort Lauderdale, Florida, the Company has sales offices and distributors in the United States, Canada, Europe, and the Far East.

Since 1989, the principal source of financing for the Company has been provided by the Japan Energy Corporation, through its wholly owned subsidiaries, Gould Electronics, Inc. ("Gould") and EFI International ("EFI") (collectively, the "Japan Energy Group"). The Company is dependent on the continued long term financial support of the Japan Energy Group. Should the Japan Energy Group withdraw its financial support at any time prior to the time the Company returns to profitability by failing to provide additional credit as needed, the Company anticipates it will be unable to secure financing from other sources. In such a case, the Company will suffer a severe liquidity crisis and it will have difficulties settling its liabilities in the normal course of business.

Principles of Consolidation
The accompanying financial statements include the accounts of Encore and its wholly owned subsidiaries. All material intercompany
transactions  have been eliminated.   The  Company's  50%
investment in a Japanese joint venture operation is accounted for under the equity method. The Company has a commitment to make
additional   capital   contributions   to   the   joint   venture,
accordingly, the Company has recognized losses in excess of its investment to the extent of this capital commitment.

Pervasiveness of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
Cash   equivalents  consist  of  highly  liquid  investments  with maturities at the date of purchase of three months or less.

Revenue Recognition
Revenue related to equipment and software sales is recognized upon shipment. Service revenue is recognized over the term of the related maintenance agreements which approximates the timing of services performed.

Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Loaned equipment which consists primarily of finished computer systems that are loaned to customers for test and evaluation is classified as inventory only if the equipment is intended for resale and anticipated to be in service for a period of less than 12 months prior to sale. Loaned equipment in service for more than 12 months is classified as property and equipment.

Property and Equipment
Property and equipment is stated at cost. Property and equipment includes customer service inventory which consists principally of spare parts utilized to support repairs at customer installations and is generally not available for resale. Additions, renewals and improvements are capitalized, and repair and maintenance costs are expensed. Upon an assets retirement or disposition, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the results of operations. Depreciation is provided on a straight line basis over the estimated lives of the assets, generally three years for loaned equipment, five years for equipment and customer service inventory, ten years for furniture and fixtures, and 25 to 30 years for buildings. Leasehold improvements are amortized over their expected useful lives or the lease term, whichever is shorter.

Statement of Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" was issued in March 1995 and will be adopted in the Company's fiscal year beginning January 1, 1996. FAS 121 requires that long-lived assets, such as property and equipment, and certain identifiable intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss, based on the fair value of the asset, should be recognized if the expected future cash flows (undiscounted and without interest charges) resulting from the use and eventual disposition of the asset is less than the carrying amount of the asset.

As discussed in Note F of Notes to Consolidated Financial Statements, the Company has historically written down the carrying value of long-lived assets deemed permanently impaired. However, as contemplated by FAS 121, the Company's history of operating and cash flow losses indicates that the recoverability of the carrying amount of the long-lived assets should be assessed. Based on preliminary assessments of the fair value of property and equipment, the Company does not anticipate that adoption of FAS 121 will have a material impact on financial position or results of operations.

Employer's Postemployment Benefits
The Company provides employees with salary continuation and job counseling services in the event of an employee's involuntary termination. The Company recognizes such costs on a terminal accrual basis, recording the estimated cost of postemployment benefits at the date of the event giving rise to the liability to pay those benefits.

Capitalized Software
The Company capitalizes certain internal costs associated with software development after the project reaches technological feasibility. Such costs as well as capitalized costs for purchased software, are amortized to cost of sales by the greater of; (a) straight line amortization over the expected commercial life of each product (three to five years), or (b) the ratio that current revenues for a product bear to the total of current and anticipated future revenues for that product.

Software development costs incurred prior to reaching the point of technological feasibility are considered research and development costs and are expensed as incurred.

Income Taxes
The Company utilizes the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized.

Per Share Data
Per share data is calculated based upon the weighted average number of shares of common stock and common stock equivalents outstanding. In fiscal periods which report net losses, the calculation does not include the effect of common stock equivalents such as stock options since the effect on the amounts reported would be antidilutive. Series A Convertible Participating Preferred Stock has been considered common stock (on an assumed converted basis) for purposes of all income (loss) per share calculations. All other series of preferred stock have been determined to be common stock equivalents but are not included in the weighted average number of shares of common stock and equivalents or in the calculation of net loss per share for the periods presented because the effect would be antidilutive.

Net loss per common share was determined by dividing the net loss, as adjusted, by applicable shares outstanding. The loss was adjusted by the aggregate amount of dividends on the Company's preferred stock. Preferred stock dividends amounted to $19,061,600, $13,986,600 and $9,184,700 for 1995, 1994 and 1993,
respectively. For 1993, the Company accumulated preferred stock dividends because it reported a capital deficiency. All such accumulated dividends were paid in 1994. All preferred stock dividends have been paid in additional shares of the appropriate class of preferred stock.

Foreign Currency Translation and Transactions
Management has determined that the functional currency of each of the Company's subsidiaries is the United States dollar. Consequently, assets and liabilities of foreign operations are translated into U.S. dollars at period end exchange rates, except that inventory and property and equipment are translated at historical exchange rates. Income and expenses are translated at the average rates prevailing during the year, except that cost of sales and depreciation are translated at historical exchange rates. All gains and losses arising from changes in exchange rates are included in operating results in the period incurred.

Warranties
The Company provides a standard product warranty on its computer systems for parts and labor which generally extends ninety days from the date of installation, but on certain products for up to one year. On its storage processor product line, the standard product warranty for parts and labor generally extends two, and in some cases, three years from the date of installation. The estimated cost of providing such warranty on products sold is included in cost of sales at the time revenue is recognized.

Reclassifications
Certain reclassifications have been made to conform prior years' data to the current year presentation.

B. Termination of Amdahl Reseller Agreement

During 1994, the Company and Amdahl Corporation ("Amdahl") entered
into   a  five  year  reseller  agreement  (the  "Amdahl  Reseller
Agreement") which granted Amdahl the exclusive right to distribute the  Company's  Infinity Storage Products under the Amdahl  brand.
The Amdahl Reseller Agreement, as amended, established procurement schedules, which if certain product requirements were met, would have  required Amdahl to purchase a significant amount of  product
from   the  Company.   Sales  under  the  Amdahl Reseller  Agreement   were
anticipated to begin in the second half of 1994 with significant sales volumes scheduled in the first half of 1995. However, after entering into the agreement certain significant contractual issues arose delaying the sale of products and on June 8, 1995, Encore announced that the Amdahl Reseller Agreement had been terminated.

The Company's inventory levels and overhead costs were based on  a plan  designed to meet accelerating sales commitments  defined  in the Amdahl Reseller Agreement. However, because of the termination of the Amdahl Reseller Agreement, product sales have fallen well short of
expectations  and  all  elements  of  the  Company's  results   of
operations  have  been adversely affected.  As a result  of  these events, during 1995, the Company charged operations $19,241,000, consisting of $11,442,000 charged to cost of sales to reduce inventory carrying amounts to estimated net realizable value, as well as $2,800,000 charged to cost of sales for uncollected Amdahl accounts receivable, $500,000 charged to research and development to write down capitalized software projects in process, and $4,499,000 charged to restructuring costs in recognition of the impairment  in value of certain assets, severance and benefit  pay and  other expenses associated with the termination of the  Amdahl
Reseller   Agreement.   As  of  December  31,  1994,  because   of
uncertainties  surrounding  the Amdahl relationship,  the  Company
also   charged  cost  of  sales  $8,960,000  in  order  to  reduce inventories to estimated net realizable value and to provide for uncollectible accounts receivable.

C. Inventories

Inventories consist of the following (in thousands):
                        December 31,     December 31,
                              1995      1994
Purchased parts         $    9,161   $ 3,307
Work in process              4,570    23,377
Finished goods               1,799       482
Loaned computer equipment
and consignment inventory      266       389
                         ---------   -------
                       $    15,796 $  27,555

Storage product inventory, amounted to $11,139,000 and $18,567,000 at December 31, 1995 and 1994, respectively. In light of the termination of the Amdahl Reseller Agreement, the Company is expanding its programs to market the Company's storage products through various other channels. This includes direct, distributor and OEM sales and marketing campaigns. No estimate can be made of a range of amounts of loss that are reasonably possible should the programs not be successful.

D. Property and Equipment;

Property and equipment consists of the following (in thousands):
                          December 31,  December 31,
                              1995        1994

Land                   $     5,100  $      5,100
Buildings                   15,243        14,878
Equipment                   44,349        43,285
Customer service inventory  13,985        12,922
Furniture and fixtures       2,900         3,286
Leasehold improvements       1,309         1,861
Loaned equipment             4,815         4,915
Construction in progress       -             561
                          --------      --------
                            87,701        86,808
Accumulated depreciation
and amortization           (51,901)      (45,887)
                         ---------     ---------
                        $   35,800    $   40,921
                         =========     =========

Depreciation   expense  in  1995,  1994  and  1993   amounted   to
$9,260,000, $8,619,000, and $9,853,000, respectively.

E. Capitalized Software

Capitalized software consists of the following (in thousands):
                        December 31,  December 31,
                               1995        1994

Capitalized software     $    7,763    $ 11,840
Accumulated amortization     (5,505)     (6,701)
                         $    2,258   $   5,139

Software costs capitalized in 1995, 1994, and 1993 amounted to $673,000, $2,467,000 and $2,142,000, respectively. Amortization of capitalized software costs charged to expense amounted to $2,490,000, $2,226,000 and $1,696,000, respectively. During 1995,
$1,625,000 was charged to restructuring in recognition of the permanent impairment in value of capitalized software and $561,000 was transferred from construction in progress to capitalized software.

F. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following
(in thousands):
                              December 31,   December 31,
                                    1995         1994

Accounts payable                $   7,339$      10,582
Accrued salaries and benefits       4,261        4,663
Accrued restructuring costs         1,566        4,926
Accrued interest-related parties    5,921        1,882
Accrued taxes                       4,045        3,359
Deferred income,
  principally maintenance contracts   827        1,548
Other accrued expenses              4,049        4,398
                                 $ 28,008    $  31,358

During   1995  and  1993,  the  Company  recognized  restructuring
expenses  of $4,499,000 and $23,265,000, respectively.   The  1995
charge relates to; (i) the recognition of the permanent impairment in value of $2,406,000 of certain long-lived assets, including capitalized software and property and equipment, (ii) severance and benefit pay of $1,335,000 as a result of a 95 person reduction in workforce, principally in manufacturing and development, and
(iii) other expenses associated with the termination of the Amdahl
Reseller   Agreement.   The  1993  charge  related  to ;  (i)   the
recognition of the permanent impairment in value of $13,171,000 of certain long-lived assets including property and equipment and goodwill, (ii) severance and out placement costs associated with a 12% reduction in workforce, and (iii) the accrual of costs to be incurred for field offices abandoned due to the reduced sales and service workforce.

G.  Debt

Debt consists of the following (in thousands):;
                                   Unaudited
                                (See Note M)
                                   Pro Forma
                            December 31, December, 31,  December 31,
                                  1995          1995       1994
Debt to unrelated parties:
 Mortgages payable         $       829      $    829    $ 1,023
 Less:
  Current portion of debt         (171)         (171)      (195)
 Total long term debt
 to unrelated parties      $       658       $   658    $   828
Debt to related parties:
 Revolving loan agreement
 with Gould Electronics Inc.$       -        $    -     $ 50,000
 Credit Agreement  with
  Gould Electronics Inc.        5,154          40,154     38,421
 Total long term debt
 to related parties        $    5,154        $  40,154   $88,421

As discussed more fully in Note J of Notes to Consolidated Financial Statements, the Japan Energy Group has canceled indebtedness owed by the Company in exchange for various series of convertible preferred stock. During 1995 and 1994, these cancellations of indebtedness totaled $105,000,000 and $100,000,000, respectively. Assuming full conversion of preferred stock holdings as of December 31, 1995, the Japan Energy Group beneficially owns 77% of the Company's common stock.

As of December 31, 1995, the Company had borrowed $40,154,000 from Gould pursuant to a Revolving Credit Agreement("Credit Agreement")
 which matures April
16, 1996. The total credit facility amounts to $45,000,000, of which, $20,000,000 is uncommitted and may be disbursed to the Company for general corporate purposes at Gould's absolute and sole discretion. The credit facility bears interest at the prime rate plus 2% (10.5% at December 31, 1995). Through December 31, 1995, Gould funded $15,154,000 of the uncommitted facility. Borrowings are collateralized by substantially all of the
Company's tangible and intangible assets and the agreement contains various covenants including maintenance of cash flow, leverage and tangible net worth ratios and limitations on capital expenditures, dividend payments and additional indebtedness.


As discussed more fully in Note M of Notes to Consolidated Financial Statements, on April 16, 1996, Gould agreed to cancel $35,000,000 of indebtedness under the Credit Agreement
in  exchange  for  convertible  preferred  stock  and  provide   a
committed  borrowing facility of $65,000,000 under the  agreement.
Gould also agreed to extend the maturity date of the credit agreement to April 30 , 1997 and waive compliance with all financial covenants until January 1, 1997. In light of the 1996 recapitalization and refinancing, the borrowings at December 31, 1995 have been considered long-term obligations.

As of December 31, 1994, the Company owed Gould $88,421,000 under certain revolving and short term loan agreements bearing interest at the prime rate plus 1% (9.5% at December 31, 1994). During 1995, these borrowings were canceled in exchange for preferred stock.

H. Income Taxes

The Company utilizes the liability method of accounting for deferred income taxes and has recorded a provision of $847,000, $543,000 and $454,000 for the years ended 1995, 1994 and 1993, respectively. The provisions relate to the profitable operations of certain foreign subsidiaries.

The financial reporting bases of investments in certain foreign subsidiaries exceeds their tax bases. A deferred tax liability is not recorded for the excess because the investments are essentially permanent. A reversal of the Company's plans to permanently invest in these operations would cause the excess to become taxable. On December 31, 1995, these temporary differences were approximately $5,800,000. A determination of the amount of unrecognized deferred tax liability related to these investments is not practicable.

The significant components of the deferred tax assets and liabilities as of December 31, 1995 and 1994 were as follows (in thousands):
                               1995       1994
  Deferred tax assets:
   Net operating losses      $ 126,618 $  85,262
   Research &
   experimental credits          1,750     1,750
   Capital losses                4,396     4,396
   Allowance for
   doubtful accounts               452     2,836
   Inventory reserves            8,113     2,722
   Accrued vacation                600       928
   Various reserves/other        3,405     1,028
   Accrued restructuring           102     1,397
                               145,436   100,319
   Valuation allowance         143,808    98,652
                                 1,628     1,667
     Deferred tax liabilities:
   Depreciation                   (770)     (349)
   Capitalized software           (858)   (1,318)
                               -------   --------
     Net                         $  -     $   -
                               =======   ========

For income tax purposes the Company had a change in ownership, as defined by Internal Revenue Code Section 382, in connection with a Gould debt exchange on January 28, 1991. The change in ownership resulted in an annual limitation of approximately $2,000,000 on the amount of net operating losses incurred prior to January 28, 1991 that can be utilized to offset the Company's future taxable income.

At December 31, 1995, the Company has available approximately $85,000,000 of pre change net operating losses of which only $30,000,000 are allowable after application of the Section 382 limitation, pre change tax credit carryforwards, principally research and development credits, of approximately $1,750,000 and
post  change  net  operating losses of  $243,000,000.   These  net
operating losses and tax credit carryforwards expire in the  years
2005  through  2010.   The  Company also has  a  net  capital  loss
carryforward of $12,937,000 related to the Gould debt exchange on January 28, 1991, which expires in 1996. For financial reporting purposes, the full amount of the deferred tax assets was offset by a valuation allowance due to uncertainties associated with the eventual realization of such benefits.

As of December 31, 1995, the U.S. Federal Income Tax Returns for 1992 through 1994 were in the process of examination by the Internal Revenue Service. Management believes that the amounts that have been provided are adequate and that the ultimate resolution of the examination will result in no material impact on the Company's consolidated results of operations or financial position.

I.  Commitments and Contingencies

Leases

The Company leases office space and equipment under operating leases. Certain building leases have renewal options generally for periods ranging from one to five years. Rental expenses, net of sublease income, were approximately $3,187,000, $3,594,000 and $4,127,000 for 1995, 1994, and 1993, respectively. Future minimum rental payments under operating leases for the next five years are approximately as follows:

(in thousands)
Year
1996                                     $   2,358
1997                                         1,697
1998                                         1,389
1999                                         1,278
2000                                         1,169

Joint Venture Capital Commitment
The Company has committed to invest up to a total of $3,250,000 for a Japanese joint venture, of which $1,032,000 has been accrued in recognition of losses reported through December 31, 1995.

Litigation
The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect the financial position of the Company.

Intellectual Property License
In connection with its recapitalization in January 1991, the Company licensed substantially all of its intellectual property to Gould on a royalty free basis. However, under the terms of the agreement, and in combination with certain extensions granted by Gould, Encore retained the exclusive use of the intellectual property through December 31, 1995. Those extensions have expired and effective January 1, 1996, both Gould and Encore have the
option  to  use  the Encore intellectual property.   The  Company
maintains  the right to terminate the Gould license if all  Gould
borrowings  are  repaid  and  the  commitment  under  any   Gould
Revolving credit agreements are terminated and one of the following four conditions is met; (i) the 6% Cumulative Series B Convertible Preferred Stock ("Series B") is converted into common stock or Series A Convertible Participating Preferred Stock; or
(ii) the Series B is redeemed or (iii) the Company pays Gould the fair value of the license, or (iv) the Company pays Gould a fixed dollar amount equal to $46,540,000 plus 9% per annum interest compounded annually for the period after January 28, 1996, through the date of payment.

J.  Capital Stock

Series A Convertible Participating Preferred Stock
Certain of the Company's operations relate to classified U.S. Government contracts. Accordingly, the United States Government expressed concern regarding the extent of Gould's ownership of the Company's common stock, since Gould, the Company's largest shareholder, is owned and controlled by the Japan Energy Corporation, a foreign corporation. In this connection, the Company has issued to Gould 73,641 shares of Series A Convertible Participating Preferred Stock ("Series A") in lieu of common stock. The Company has agreed to reserve 7,364,100 shares of common stock for issuance to Gould upon exercise of the conversion option.

The holder of Series A and the Company each have the option at any time, with 30 days prior notice, to convert or require to be converted, all or any portion of the Series A to common stock at a ratio of 1 to 100. Dividend rights are equal to those of the common shares (on an assumed converted basis); however, there are significant restrictions on the voting rights of the Series A.
The Series A is entitled to elect two members of the Board of Directors but is not entitled to participate in the election of other members of the Board. Based upon the characteristics and rights of the Series A, the Company has deemed these shares to be common stock (on an assumed converted basis) for purposes of all per share calculations for the fiscal periods presented herein. Cumulative Convertible Preferred Stock

The Company's Cumulative Convertible Preferred Stock, consisting of Series B, D, E, F and G (collectively "Preferred Stock") has a liquidation preference of $100 per share and carries a 6% cumulative annual dividend requirement payable quarterly which the Company can accumulate or pay in additional shares of preferred stock (valued at its liquidation preference) until the Company's shareholders' equity exceeds $50,000,000. The Series B is  convertible into the Company's common  stock
at  $3.25 per share at the holder's option at any time and at  the
Company's  option  upon satisfaction of certain  conditions.   The
Series D, E, F and G is convertible, at the holder's option, into the Company's common stock at $3.25 per share only; (a) if the shareholder is a United States citizen or a corporation or other entity owned in the majority by United States citizens, or (b) in
connection  with an underwritten public offering.   The  stock  is
convertible, at the Company's option, if the price of the common stock exceeds $3.90 per share for twenty consecutive days and; (a) a buyer is contractually committed to purchase for at least $3.90 per share at least 50% of the shares into which all outstanding
Preferred   Stock  would  be  converted,  or  (b)   a   buyer   is
contractually committed to purchase for at least $3.50 per share at least 75% of the shares into which all outstanding Preferred Stock would be converted. The Preferred Stock is redeemable by the Company at any time for cash equal to the liquidation preference plus accumulated dividends. The Company has reserved shares of common stock sufficient for issuance upon conversion of the Preferred Stock and additional shares which may be issued as a
dividend.   As  of December 31, 1995, the number of common  shares
reserved for this purpose amounts to 129,624,277.

The Series B is non-voting, except for the right to elect a majority of the directors of the Company if certain operating income levels are not achieved by the Company and the right to approve actions adversely affecting the Series B. The Series B also has the right to elect two additional directors in the event that Encore fails to pay cash dividends for eight consecutive
quarters.   As  of  January 1, 1996, Encore failed  to  meet  this
requirement.   The  Series D, E, F and G  shares  are  non-voting,
except  for  the right to approve actions adversely affecting  the
Preferred  Stock.   The Company has not achieved operating  income
levels set forth by the terms of the Series B and accordingly, the holders of the Series B Preferred Stock could elect a majority of the directors of the Company. However, Gould has agreed it would not vote its shares of Preferred Stock or take any other action as a holder of the Preferred Stock to elect any additional directors of the Company due to the Company's failure to meet the operating income and cash dividend payment requirements of the Series B until at least December 1, 1996. It is unlikely that the Company will meet such requirements prior to December 1, 1996. At that time Gould could exercise its rights under the terms of the Series B.

During  1995,  500,000 shares of Series F and  550,000  shares  of
Series G were issued to Gould as part of the exchange of indebtedness totaling $105,000,000. During 1994, 1,000,000 shares of Series E were issued to Gould as part of the exchange of indebtedness totaling $100,000,000. Because of the related party nature of these transactions, the difference between the carrying amount of the indebtedness exchanged and par value of the securities issued and other consideration granted has been credited to additional paid-in capital. The financial effects of these transactions are summarized as follows (in thousands):

                                        1995           1994
Reduction  of  debt                $  105,000     $  100,000
 Less:
 Par  value  of shares issued            (11)          (  10)
 Accrued transaction costs              (600)           (700)
 Reversal of accrued interest
 on previous recapitalizations         5,203               -
 Accrued interest on the
 remaining Gould indebtedness
 for the remaining term
 of the agreements                    (7,638)         (3,017)
 Increase in additional
 paid-in capital                  $  101,954       $  96,273

In recording the various exchanges of preferred stock for indebtedness, the Company had accrued the estimated transaction costs of the exchanges. Actual costs incurred in connection with the exchanges were less than those initially estimated and accrued. Accordingly, during 1995 and 1994, the Company reduced the remaining accrued liability by $400,000 and $625,000, respectively, and increased additional paid-in capital.

A  quarterly dividend on Preferred Stock for the period of October
16, 1995 through January 15, 1996 of $5,120,300 was paid in additional shares of preferred stock as of January 15, 1996.

Impact of Foreign Ownership
In connection with the various exchanges of indebtedness for preferred stock discussed herein and in Note M of Notes to Consolidated Financial Statements, the United States Defense Investigative Service has indicated that it has no objection to the relationships under the United States government requirements relating to foreign ownership, control or influence between the Japan Energy Group and the Company.

Shareholders' Agreement
The Company, Kenneth G. Fisher, the Company's Chairman and Chief Executive Officer, and Gould have agreed that as long as any shares of Series A are outstanding, Gould, in all elections of directors,  will  vote  all  of  its  common  stock  pro  rata  in accordance with the votes of the other shareholders of the Company. In addition, so long as the revolving credit facility with Gould is in effect, should Gould request it, Mr. Fisher has agreed to vote his common shares in favor of expanding the Board of Directors and electing an additional Gould representative to the Board.

Stock Option Plans
The Company had two stock option plans, the 1983 Incentive Stock Option Plan (the "ISO Plan") which expired in 1993, and the 1985 Non-Qualified Stock Option Plan (the "NQO Plan"). On January 19, 1995, the Board of Directors adopted the Company's 1995 Long Term Performance Plan (the "Performance Plan") which was approved by the stockholders of the Company on June 27, 1995. The Performance Plan replaced both the ISO Plan and the NQO Plan. No further grants under the ISO Plan or NQO Plan will be made. The 24,000,000 shares of Common Stock previously reserved for issuance under the ISO Plan and the NQO Plan are now reserved for issuance under the Performance Plan to officers, directors, employees and certain consultants.

During 1993, all 88,880 outstanding options granted under the ISO Plan were exercised at $1.13 per share.
Stock Option activity for the NQO Plan is as follows:

                                      Shares Under Option
                                      Shares        Price

Outstanding  at December 31, 1992    10,834,983   $0.63  to$2.31
Fiscal 1993:
 Granted                                592,500   $1.50 to $4.00
 Exercised                             (927,717)  $0.63 to $2.00
 Canceled                              (473,437)  $0.63 to $2.31
Outstanding  at December 31, 1993    10,026,329   $0.63 to$4.00
Fiscal 1994:
 Granted                              1,331,350   $3.25 to $4.19
 Exercised                             (966,734)  $0.63 to $2.00
 Canceled                              (278,973)  $0.81 to $2.00
Outstanding  at December 31, 1994    10,111,972   $0.63 to $4.19
Fiscal 1995:
 Granted                              1,677,000   $0.81 to $2.00
 Exercised                           (1,568,934)  $0.63 to $2.31
 Canceled                            (1,921,309)  $0.69 to $2.31
Outstanding  at December 31, 1995     8,298,729   $0.63 to $4.19

Exercise rights for options granted under the NQO Plan vest over varying periods of up to four years and options to purchase 7,290,395 shares were exercisable at December 31, 1995. All options granted under the NQO Plan were granted at the then current fair market value, except as described below.

During 1995 and 1993, options granted to certain officers and employees of the Company were scheduled to expire if not exercised. However, at the time the options were scheduled to expire the Company's policy on insider trading effectively prevented the officers from exercising the options. Accordingly, the Board of Directors approved an extension of the expiration date until such time as the options could be exercised and the underlying shares sold in accordance with Company policy. The extensions were treated as cancellations of the old options and a grant of new options in the same amounts at the same exercise prices. Non-cash compensation charges of $1,424,000 and $788,000, respectively, were incurred in connection with the extension of the expiration dates of the stock options.

Stock Option activity for the Performance Plan is as follows:
                               Shares Under Option
                                   Shares    Price
Fiscal 1995:
 Granted                        1,679,450      $1.56
 Exercised                            -
 Canceled                        (32,450)      $1.56
Outstanding at
December 31, 1995              1,647,000       $1.56

Exercise rights for options granted under the Performance Plan vest over varying periods of up to four years and no options were exercisable at December 31, 1995. All options granted to date have been at the then current fair market value.

Employee Stock Purchase Plan
Substantially all employees are eligible to participate in the Employee Stock Purchase Plan (the "Purchase Plan"). The purchase price per share of common stock in any offering under the Purchase Plan is the lower of; (i) 85% of the closing price per share of common stock on the commencement of the offering, or (ii) 85% of the closing price of a share of common stock on the termination of the offering. Each offering is for a period of approximately six months. Under the Purchase Plan, the Company issued 422,734 shares at a weighted average price of $1.75 in 1995, 382,999 shares at a weighted average price of $2.69 in 1994, and 477,579 shares at a weighted average price of $1.56 in 1993. The Company has reserved 8,000,000 shares for issuance pursuant to rights granted under the Purchase Plan.

New Accounting Pronouncement
The Company presently measures stock-based compensation except for the Purchase Plan as the difference between the market price of the Company's stock and the amount to be paid for the stock at the measurement date. In October 1995, the Financial Accounting Standards Board issued FAS No. 123, "Accounting for Stock-Based Compensation", was issued which introduces a fair value based method of accounting for stock-based compensation. Although expense recognition for grants of stock, stock options and other equity instruments to employees based on the new fair value accounting rules is not mandatory, FAS 123 requires disclosure of proforma net income and earnings per share under the new method for grants awarded after January 1,
1995.   The  new  disclosure requirements are  effective  for  the
Company's fiscal year beginning January 1, 1996.

The Company does not expect to adopt the fair value method of recognizing compensation expense. Accordingly, FAS 123 is not expected to have a material impact on financial position or results of operations.

K. Segment Information

The Company operates in a single industry segment which includes developing, manufacturing, marketing, installing and servicing business information processing systems, principally in the United States, Europe, the Far East, and Canada. In 1995, 1994, and 1993, no single customer accounted for as much as 10% of revenues. During 1995, 1994 and 1993 approximately 24%, 32% and 37%, respectively of its revenues were directly or indirectly derived from U.S. Government agencies.
The Company maintains operations in Europe and Canada principally through consolidated subsidiaries. Far East operations are through a joint venture in Japan, and distributors throughout the remainder of the region. Information about the Company's operations for 1993, 1994, and 1995 is presented below (in thousands). Inter-geographic net sales, operating income and assets have been eliminated to arrive at the consolidated amounts.


               Net Sales to  Inter-
                Unrelated  Geographic  Total    Operating   Identifiable
                Entities   Net Sales Net Sales Income(loss)  Assets
1993:
United States $    56,553  $ 11,664  $  68,217   $(55,443)    $67,928
Europe             34,769         -     34,769     (7,554)     16,409
Other               2,210       -        2,210       (724)        686
Geographic Total   93,532     11,664   105,196    (63,721)      85,023
Inter-Geographic    -        (11,664)  (11,664)     1,636         (953)
Total         $    93,532  $    -     $ 93,532  $ (62,085)   $  84,070
1994:
United States  $   42,613  $  8,886  $  51,499    $(55,133)     $83,234
Europe             29,147        -      29,147       4,164       14,340
Other               4,790        -       4,790          72        2,352
Geographic Total   76,550     8,886     85,436     (50,897)      99,926
Inter-Geographic      -      (8,886)    (8,886)         49         (905)
Total          $   76,550  $      -   $ 76,550   $ (50,848)   $  99,021
1995:
United States $    24,051  $  7,893$    31,944  $ (78,767)     $55,488
Europe             23,721         -     23,721      1,165       18,030
Other               1,556     -          1,556         69          189
Geographic Total   49,328     7,893     57,221    (77,533)      73,707
Inter-Geographic       -     (7,893)    (7,893)      (263)      (1,170)
Total         $    49,328  $  -       $ 49,328   $(77,796)   $  72,537

Inter-geographic net sales are recorded principally at 60% of list price. Identifiable assets are all assets, including corporate assets, identified with operations in each region.

L.  Financial Instruments

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are limited to cash and trade
receivables.   The  Company  maintains its  cash  in  bank  deposit
accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses is such accounts.

The Company grants credit terms in the normal course of business to its customers which are consistent with industry practices. Generally, the Company's customers are United States government agencies or substantial international corporations often included among the Fortune 500. Additionally, as part of its ongoing control procedures, the Company monitors the credit worthiness of its major customers and establishes individual customer credit limits accordingly. The Company performs in-depth credit evaluations for all new customers and requires letters of credit if deemed necessary. Doubtful accounts are adequately reserved when identified and bad debts realized by the Company in prior years have not been excessive, except in relation to the cancellation of the Amdahl Reseller Agreement discussed more fully in Note B of Notes to Consolidated Financial Statements.

Fair Value of Financial Instruments
The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items. Based upon the unique and significant financial relationship between the Company and Gould, it is not practicable to estimate the fair value of the Gould long term debt.

M.  Subsequent Events

On   April  16,  1996,  Gould, as authorized by the Japan Energy
Corporation, has agreed to cancel $35,000,000 of indebtedness owed to it by the Company under the Credit Agreement for 350,000 shares of the Company's Series
H Convertible Preferred Stock ("Series H") with a liquidation preference of $35,000,000. The principal terms of the Series H are identical to the Preferred Stock except the Series H is senior in liquidation priority to all other classes of the Company's preferred and common stock. Upon completion of the transaction, the Japan Energy Group's beneficial ownership interest, assuming the full conversion of Preferred Stock holdings increased to
 78.0%.

In addition to the exchange of indebtedness for Series H, Gould has agreed to amend the Credit Agreement in order to provide the Company with a committed borrowing facility of $65,000,000. On April 16, 1996, the
Company had incurred borrowings under the Credit Agreement of $26,600,000.

Gould, as authorized by the Japan Energy Corporation, has agreed to extend the maturity date of the Credit
 Agreement, to April 30, 1997, and waived compliance with certain financial covenants contained in the agreement until January 1, 1997. Gould also agreed it would not vote its shares of the Series B or take any other action as a holder of the Series B to elect a majority of the directors of the Company until at least December 31, 1996.

The accompanying unaudited Pro Forma Consolidated Balance Sheet as of December 31, 1995 is presented as if the transactions described
above  had  been  consummated as of that  date.   Because  of  the
related party nature of the transaction, the difference between the carrying amount of the indebtedness exchanged and the par value of the securities issued and other consideration granted has been credited to additional paid- in capital. A summary of the
financial   effects  of  the  transaction  are  as   follows   (in
thousands):


Reduction of debt                               $35,000
  Less:
    Par value of shares issued                      (4)
    Accrued estimated transaction costs           (200)
    Reversal of accrued interest on
    previous  recapitalization                      706
    Accrued interest on the remaining
    Gould indebtedness for the
    remaining term of the agreement                (708)
    Increase in additional paid in capital     $ 34,794

The United States Defense Investigative Service ("DIS") has not yet reviewed the effect this exchange of indebtedness for Series H Preferred combined with the expansion of the credit facility has on the relationship between the Company, Japan Energy Corporation (a Japanese corporation) and its wholly owned subsidiaries (including Gould), under the United States government requirements relating to foreign ownership, control or influence.

Since 1989, the principal source of financing for the Company has been provided by Japan Energy Group. The Company is dependent on the continued long term financial support of the Japan Energy Group. Should the Japan Energy Group withdraw its financial support at any time prior to the time the Company returns to profitability by failing to provide additional credit as needed, the Company anticipates it will be unable to secure financing from other sources. In such a case, the Company will suffer a severe liquidity crisis and it will have difficulties settling its liabilities in the normal course of business.

Item  9   Changes  in  and  Disagreements  with  Accountants   on
Accounting and Financial Disclosure.

Not Applicable.

PART III

Item 10 Directors and Executive Officers of the Registrant Information regarding directors of the Company included in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders under the caption "Election of Directors" is incorporated herein by reference. Information regarding executive officers of the Company is included in Part I of this Form 10K under the caption "Executive Officers of the Company" and is incorporated herein by reference.

Item 11  Executive Compensation
Information regarding Executive Compensation included in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders under the caption "Executive Compensation" is incorporated herein by reference.

Item  12  Security  Ownership of Certain  Beneficial  Owners  and
Management
Information regarding security ownership of the executive officers and directors of the Company and certain other stockholders which is included in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders under the captions "Principal Stockholders", "Election of Directors", and "Executive Compensation" is incorporated herein by reference.

Item 13 Certain Relationships and Related Transactions
Information regarding Certain Relationships and Related
Transactions included in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders under the caption
"Certain Relationships and Related Transactions" is incorporated herein by reference.

PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on
Form 8-K
(a)1. and (a)2. Index to Financial Statements and Financial
Statement Schedules

Form 10-K                                             Page Number

Report of independent public accountants relating to
consolidated financial statements  and financial
statement schedules                                            20

Consolidated statements of operations for the years
ended December 31, 1995, 1994 and 1993                         21

Consolidated balance sheets at December 31, 1995 and
1994                                                           22

Consolidated statements of cash flows for the years
ended December 31, 1995, 1994 and 1993                         23

Consolidated statements of shareholders' equity
(capital deficiency) for the years ended
December 31, 1995, 1994, and 1993                              25

Notes to consolidated financial statements                   26-41

The following consolidated financial statement schedules are submitted herewith:

Form 10-K                                              Page Number
Schedule II     Valuation and qualifying accounts               45

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

(a)3. Index to Exhibits

The exhibits listed on the accompanying index to exhibits immediately following the signiture page are incorporated herein by reference.

(b) Reports on Form 8-K

No   reports  on Form 8-K were filed during  the last  quarter of the year ended December 31, 1995.

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

Schedule VII
ENCORE COMPUTER CORPORATION
Valuation and qualifying accounts
(in thousands)
                   Balance at                                 Balance at
                                                       Additions
                                                ---------------------------
                                  Beginning     Charged to  Charged to
                                     of           costs       other                             End of
Description                        Period      and expenses  accounts          Deductions       Period             expenses

     Year ended December 31,
                       1993:
      Allowance for doubtful  $       2,441  $         203  $      -       $       (494)  $       2,150
                    accounts

     Year ended December 31,
                       1994:
      Allowance for doubtful  $       2,150  $       2,928  $      -       $        (61)  $       5,017
                    accounts

     Year ended December 31,
                       1995:
      Allowance for doubtful  $       5,017  $        65 $      (2,800)  $       (484)  $       1,798
                    accounts


 (1) includes amounts deemed  uncollectible.


(2) Charged to restructuring.

                 SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as the chief accounting officer and an officer of the registrant thereunto duly authorized.
ENCORE COMPUTER CORPORATION
(Registrant)
     By:KENNETH G. FISHER               By:KENNETH S. SILVERSTEIN
        -----------------                  ----------------------
        Kenneth G. Fisher                   Kenneth S.Silverstein
        Chairman of the Board               Secretary, and
        Chief Executive Officer             Chief Accounting Officer

April 16, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title               Date

KENNETH G. FISHER             Chairman of the Board
Kenneth G. Fisher             Chief Executive Officer April 16, 1996
                              President and Chief
ROWLAND H. THOMAS, JR,        Operating Officer and
Rowland H. Thomas, Jr.        Director                April 16, 1996

C. DAVID FERGUSON
C. David Ferguson             Director                April 16, 1996

ROBERT J. FEDOR
Robert J. Fedor               Director                 April 16, 1996

DANIEL O. ANDERSON
Daniel O. Anderson            Director                 April 16, 1996


KENNETH S. SILVERSTEIN        Secretary, and
Kenneth S. Silverstein        Chief Accounting Officer  April 16,1996

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

  *3.4        Amendment   to  the  Certificate  of  Incorporation
               dated  August  8, 1995 increasing  the  number  of
               authorized  common  shares  from  150,000,000   to
               200,000,000.

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

  *4.5        Certificate  of Stock Designation relating  to  the
               Company's Series F Convertible Preferred Stock

  #10.1       The  Company's 1983 Incentive Stock Option Plan, as
               amended (incorporated herein by reference to the Company's Form S-8/Form S-3 Registration Statement
               No. 33-34171).

  #10.2       The   Company's  1985  Non-Qualified  Stock  Option
               Plan, as amended (incorporated herein by reference to the Company's Form S-8/Form S-3 Registration
               Statement No. 33-34171).

  #10.3       The   Company's  1990 Employee Stock Purchase  Plan
               as  amended  (incorporated herein by reference  to
               the   Company's  Form  S-8/Form  S-3  Registration
               Statement No. 33-72458).

  #10.4       Form   of  Indemnification  Agreement  between  the
               Company and its executive officers (incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-K for the year ended December 31, 1989).

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

  #10.10      Amendment  No.  1  to  Nonqualified  Stock  Option
               Agreement between Encore Computer Corporation  and
               T. Mark. Morley dated November 10, 1993 (incorporated herein by reference to Exhibit 10.18 to the Company's Form l0-K for the year ended December 31, 1993).

  #10.11      Description  of  the Company's Corporate  Executive
               Compensation   Plan    (incorporated   herein   by
               reference to Exhibit 10.19 to the Company's Form l0-K for the year ended December 31, 1993).


  10.13       The   Uncommitted   Loan  Agreement   and   certain
               exhibits thereto dated as of December 21, 1994 between Encore Computer Corporation and Gould Electronics Inc. (incorporated herein by reference to Exhibit 10.13 to the Company's Form l0-K for the year ended December 31, 1994).


  10.14       The  Amended and Restated Credit Agreement dated as
               of   March   17,  1995  between  Encore   Computer
               Corporation       and      Gould       Electronics
               Inc. (incorporated herein by reference  to  Exhibit
               10.14 to the Company's Form l0-K for the year ended December 31, 1994).


  10.15       Master  Purchase Agreement dated as  of  March  17,
               1995  between  the  Company and Gould  Electronics
               Inc.   relating  to  the  purchase  of  Series   F
               Convertible   Preferred  Stock,  Cancellation   of
               Indebtedness and Related
               Documentation. (incorporated herein by reference to Exhibit 10.15 to the Company's Form l0-K for the year ended December 31, 1994).


  10.16       Certificate  of  Designations,  Powers  Rights  and
               Preferences of Series G Convertible Preferred Stock of Encore Computer Corporation (incorporated herein by reference to Exhibit 3.1 to the Company's Form l0-Q for the period ended October 1, 1995).


  10.17       The  Second  Amended and Restated Credit  Agreement
               dated as of August 17, 1995 between Encore Computer Corporation and Gould Electronics. Inc (incorporated herein by reference to Exhibit 10.1 to the Company's Form l0-Q for the period ended October 1, 1995).

  10.18       Certificate.    Reference  made   to   the   Master
               Purchase  Agreement dated as of  August  17,  1995
               between  the  Company and Gould  Electronics  Inc.
               (incorporated  herein  by  reference   to
               Exhibit 10.2 to the Company's Form l0-Q for the period ended October 1, 1995).








  *11.0       Calculation of Earnings per Share

  *22.0       Subsidiaries of the Company.

  *24.1       Consent of Independent Public Accountants.

  *27         Financial Data Schedule

  # Management contract or compensatory plan or arrangement

* Filed herewith.