Form 10-Q
period 1996-03-31
ENCORE COMPUTER CORP /DE/
filed 1996-05-15
CIK 764037

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549
                          FORM 10-Q
       (Mark One)
       [  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1996

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


 The number of shares outstanding of the registrant's only class of Common Stock as of May 13, 1996 was 36,576,613.



                 Encore Computer Corporation



                            Index
                                                               Page
Part I    FINANCIAL INFORMATION

Item 1    Condensed Consolidated Financial Statements            3

          Notes to Condensed Consolidated
          Financial Statements                                   8

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   13

Part II   OTHER INFORMATION                                     17

Signature Page                                                  18



ENCORE COMPUTER CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands except per share data)
                                          Three Months
                                              Ended
                                        March      April
                                          31,        2,
                                         1996      1995
  Net sales:
      Equipment                      $  6,571   $  5,611
      Service                           5,143      7,624
         Total                         11,714     13,235
   Costs and expenses:
      Cost of equipment sales           5,879     5,936
      Cost of service sales             4,961     5,753
      Research and development          8,264     8,949
      Sales, general and Admin.         8,718     9,982
        Total                          27,822    30,620

 Operating loss                       (16,108)  (17,385)
      Interest expense,
      principally related parties        (690)   (1,828)
      Interest income                      41        34
      Other income (expense),net         (140)       70

  Loss before income taxes            (16,897)  (19,109)

  Provision for income taxes              -          73

  Net loss                          $ (16,897)  $ (19,182)

   Net loss per common share:

 Net loss attributable to common
 shareholders                       $ (22,851)   $ (23,275)

 Loss per common share              $   (0.52)   $   (0.56)

 Weighted average shares
 of common stock                       43,714       41,540

 The accompanying notes are an integral part of the condensed consolidated financial statements.

 ENCORE COMPUTER CORPORATION
 Condensed Consolidated Balance Sheets
 (in thousands except share data)

                                       (Unaudited)
                                            Pro
                                           Forma
                                           March       March     December
                                               31,        31,        31,
                                            1996        1996       1995
ASSETS                                 (See Note E)
Current assets:
  Cash and cash equivalents               $  1,851   $  1,851   $  2,797
  Accounts receivable,
  less allowance                            14,095     14,095     13,723
  Inventories (Note B)                      22,080     22,080     15,796
  Prepaid expenses and
  other current assets                       1,658      1,658      1,353
     Total current assets                   39,684     39,684     33,669

Property and equipment, net                 35,341     35,341     35,800
Capitalized software, net                    1,695      1,695      2,258
Other assets                                   643        643        810
    Total assets                          $ 77,363   $ 77,363   $ 72,537

LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Current liabilities:
  Current portion of long term
  debt-other (Note D)                     $    175   $    175  $    171
     Accounts payable and accrued
     liabilities (Note C)                   36,511     34,371     28,008
       Total current liabilities            36,686     34,546     28,179

Long term debt - related parties (Note D)   20,000     55,000     40,154
Long term debt - other (Note D)                612        612        658
Other liabilities                            1,105      1,105      1,032
    Total liabilities                       58,403     91,263     70,023

Shareholders' equity (capital deficiency) :
   Preferred stock, $.01 par value;
   authorized 10,000,000 shares:
   Series A Convertible
   Participating Preferred,
   issued 73,641 shares in
   1996 and 1995                                  1         1          1
     6% Cumulative Series B Convertible
      Preferred, issued 717,954 and
      707,345 in 1996 and 1995, respectively
      with an aggregate liquidation
      preference of $71,795,400 and
      $70,734,500 in 1996 and 1995, respectively   7         7         7
     6% Cumulative Series D Convertible Preferred,
      issued 1,098,596 and 1,082,362
      shares in 1996 and 1995, respectively with an
      aggregate liquidation preference
      of $109,859,600 and $108,236,200 in
      1996 and 1995, respectively                 11        11        11
     6% Cumulative Series E Convertible Preferred,
      issued 1,122,938 and 1,106,343
      shares in 1996 and 1995, respectively, with an
      aggregate liquidation preference
      of $112,293,800 and $110,634,300 in
      1996 and 1995, respectively                 11        11        11
     6% Cumulative Series F Convertible
      Preferred, issued 525,452 and 517,687
      shares in 1996 and 1995, respectively,  with an
      aggregate liquidation preference
      of $52,545,200 and $51,768,700 in 1996
      and 1995, respectively                      5         5         5
     6% Cumulative Series G Convertible
      Preferred, issued 563,832 and 555,500
      shares in 1996 and 1995, respectively,  with an
      aggregate liquidation preference
      of $56,383,200 and $55,550,000 in 1996
      and 1995, respectively                       6         6         6
     6% Cumulative Series H Convertible
      Preferred, issued 350,000
      in 1996 with an aggregate liquidation
      preference of $35,000,000                    4         -         -
    Common stock, $.01 par value; authorized
      200,000,000 shares; issued
      36,554,857 and 36,067,792 in 1996
      and 1995, respectively                       366       366       361
   Additional paid-in capital                  446,210   413,354   412,876
   Accumulated deficit                        (427,661) (427,661) (410,764)
    Total shareholders' equity
    (capital deficiency)                        18,960   (13,900)    2,514
    Total liabilities and
    shareholders' equity (capital deficiency) $ 77,363   $ 77,363  $ 72,537

The accompanying notes are an integral part of the condensed consolidated financial statements.


ENCORE COMPUTER CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

                                                       Three Months
                                                          Ended
                                                      March       April
                                                        31,         2,
                                                       1996       1995
Cash flows from operating activities:
   Net Loss                                       $ (16,897)   $ (19,182)

   Adjustments to arrive at net cash used in
      operating activities:
      Depreciation and amortization                    2,899       2,985

   Net changes in operating assets and liabilities:
    Accounts receivable                                 (372)        264
    Inventories                                       (6,284)     (1,743)
    Prepaid expenses and other current assets           (305)        (27)
    Other assets                                         167         123
    Accounts payable and accrued liabilities           6,363        (533)
    Other liabilities                                     73         309
       Net cash used in operating activities         (14,356)    (17,804)

Cash flows from investing activities:
    Additions to property and equipment               (1,877)       (632)
    Capitalization of software costs                       -        (564)
       Net cash used in investing activities          (1,877)     (1,196)

Cash flows from financing activities:
   Net borrowings under revolving loan
   agreements                                          14,846     17,481
   Principal payments of long term debt                   (42)       (52)
   Issuance of common stock                               483      1,617
      Net cash provided by financing activities        15,287     19,046

Increase (decrease) in cash and cash equivalents         (946)        46

Cash and cash equivalents, beginning                    2,797      2,517

Cash and cash equivalents, ending                    $  1,851   $  2,563

The accompanying notes are an integral part of the condensed consolidated financial statements.

ENCORE COMPUTER CORPORATION
Condensed Consolidated Statements of Cash Flows


Supplemental disclosure of cash flow information (in thousands):


                                                 Three Months
                                                    Ended
                                               March      April
                                                  31,        2,
                                                1996      1995


Cash paid during the period for interest    $    105   $    554

Cash paid during the period for income taxes       -          -

 Supplemental schedule of non cash investing and financing activities:

  A On March 17, 1995, the Company exchanged $50,000,000 of indebtedness for preferred stock.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ENCORE COMPUTER CORPORATION
Condensed Statements of Shareholders' Equity (Capital Deficiency)
(in thousands except share data)
                                   Preferred Stock
                                Series A       Series B      Series D
                                      Par           Par          Par
                              Shares  Value Shares  Value  Shares  Value

Balance December 31, 1995     73,641  $  1  707,345  $ 7  1,082,362 $ 11

Common stock options
exercised,
$.81 to $2.00 per share

Dividends issued to Preferred
Stockholders
in shares of Series B,
D, E, F, and G                             10,609       -   16,234     -

Net loss
Balance March 31, 1996        73,641 $  1 717,954  $   7  1,098,596   $ 11


                                            Preferred Stock
                             Series E            Series F       Series G
                                    Par              Par            Par
                           Shares  Value    Shares   Value   Shares Value
Balance December 31, 1995 1,106,343 $ 11    517,687  $   5  555,500  $ 6

Common stock options
exercised,
$.81 to $2.00 per share

Dividends issued to Preferred
Stockholders
in shares of Series B,
D, E, F, and G             16,595     -      7,765       -     8,332   -

Net loss
Balance March 31, 1996   1,122,938 $ 11    525,452  $     5   563,832 $ 6

                                                             Shareholder's
                            Common Stock Additional             Equity
                                   Par   Paid-in   Accumulated  (Capital
                             Share Value  Capital    Deficit     Deficiency)
Balance December 31,
1995                   36,067,792 $ 361 $ 412,876  $ (410,764)     $ 2,514

Common stock options
exercised,
$.81 to $2.00 per share   492,065     5       478                     483

Dividends issued to Preferred
Stockholders
in shares of Series B,                                               -
D, E, F, and G

Net loss                                              (16,897)   (16,897)

Balance March 31,
1996              36,559,857  $ 366   $ 413,354    $ (427,661) $ (13,900)

The accompanying notes are an integral part of the consolidated financial statements.


Encore Computer Corporation
Notes to Condensed Consolidated Financial Statements

A. Summary of Significant Accounting Policies

Basis of Presentation and Other Matters

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Encore Computer Corporation ("Encore" or the "Company") in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1995.

The condensed consolidated financial statements, in the opinion of the Company, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods. All adjustments made during the interim periods are normal recurring adjustments. The year-end condensed balance sheet data is derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications have been made to conform prior period data to current period presentation.

The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal years.

The accompanying financial statements have been prepared on the basis of accounting principles that presume the realization of assets and the settlement of liabilities in the ordinary course of business. As discussed more fully in Notes D and E of Notes to Condensed Consolidated Financial Statements, the principal source of financing for the Company has been provided by Japan Energy Corporation ("Japan Energy"; a Japanese Corporation) and certain of its wholly owned subsidiaries including Gould Electronics Inc. ("Gould") and EFI International, Ltd. ("EFI") (collectively, the "Japan Energy Group"). The Company is dependent on the continued long term financial support of the Japan Energy Group. Should the Japan Energy Group withdraw its financial support at any time prior to the time the Company returns to profitability by failing to provide additional credit as needed, the Company anticipates it will not be able to secure financing from other sources. In such a case, the Company would suffer a severe liquidity crisis and it would have difficulty settling its liabilities in the ordinary course of business.

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

Net loss per common share was determined by dividing the net loss, as adjusted, by applicable shares outstanding. The loss was adjusted by the aggregate amount of dividends on the Company's preferred stock. Preferred stock dividends amounted to $5,953,500, and $4,092,700 for the three month periods ended March 31, 1996 and April 2,1995, respectively. As of March 31, 1996, the Company reported a capital deficiency and was precluded from paying dividends on its preferred stock outstanding. Accordingly, the normal quarterly dividends payable April 15, 1996 for the period January 15, 1996 to April 15, 1996 on the Series B, D, E, F and G amounting to $5,953,500 were accumulated by the Company.

B. Inventories

Inventories consist of the following (in thousands):

                              March 31,  December 31,
                                   1996      1995

Purchased parts             $    9,525   $ 9,161
Work in process                  4,878     4,570
Finished goods                   7,608     1,799
Loaned computer equipment
  and consignment inventory         69       266
                             $  22,080   $15,796

Storage Product inventory amounted to $19,521,000 and $11,139,000 at March 31, 1996 and December 31, 1995,
respectively. The Company is expanding its programs to market the Storage Product through various channels, including direct, distributor and OEM sales and marketing campaigns. No estimate can be made of a range of amounts of loss that are reasonably possible should the program not be successful.

C. Accounts Payable and Accrued Liabilities;

Accounts payable and accrued liabilities consist of the following (in thousands):

                                    March 31,    December 31,
                                         1996            1995
Accounts payable                   $   10,618    $   7,339
Accrued salaries and benefits           5,106        4,261
Accrued restructuring costs             1,393        1,566
Accrued interest-related parties        6,506        5,921
Accrued taxes                           4,399        4,045
Deferred income,
  principally maintenance contracts     1,771          827
Other accrued expenses                  4,578        4,049
                                     $ 34,371     $ 28,008

D.  Debt

Debt consists of the following (in thousands):

                            (See Note E)
                               Pro Forma
                               March 31,    March, 31,  December 31,
                                  1996         1996          1995
Debt to unrelated parties:
 Mortgages payable         $       787      $   787     $     829

  Current portion of debt         (175)        (175)         (171)
 Total long term debt to
 unrelated parties            $    612      $   612       $   658

Debt to related parties:

Credit Agreement  with
Gould Electronics Inc.          20,000        55,000        40,154

 Total long term debt to
 related parties           $    20,000      $ 55,000      $ 40,154

The  Japan  Energy  Group  is a related  party  due  to  the significant financial interests of Gould and EFI in the Company. Assuming full conversion of preferred stock holdings as of March 31, 1996, the Japan Energy Group beneficially owns 77% of the Company's common stock. Since 1989, Gould has provided the Company with its revolving line of credit, entered into certain borrowing agreements and certain exchanges of equity for indebtedness.

As of March 31, 1996, the Company had borrowed $55,000,000 from Gould pursuant to a Revolving Credit Agreement ("Credit Agreement") which was scheduled to mature on April 16, 1996. The credit facility bears interest at the prime rate plus 2% (10.25% at March 31, 1996). As of December 31, 1995, the
Company owed Gould $40,154,000 under the Credit Agreement bearing interest at the prime rate plus 2% (10.5% at
December  31,  1995).   Borrowings  are  collateralized   by
substantially  all of the Company's tangible and  intangible
assets   and   the  agreement  contains  various   covenants
including maintenance of cash flow, leverage and tangible net worth ratios and limitations on capital expenditures, dividend payments and additional indebtedness.

As discussed more fully in Note E of Notes to Condensed Consolidated Financial Statements, on April 16, 1996, Gould agreed to cancel $35,000,000 of indebtedness under the Credit Agreement in exchange for convertible preferred stock and to provide a committed borrowing facility of $65,000,000 under the agreement. Gould also agreed to extend the maturity date of the Credit Agreement to April 30, 1997 and waive compliance with certain financial covenants until January 1, 1997. In light of this recapitalization and refinancing, the borrowings at March 31, 1996 have been considered long-term obligations.

E.  Subsequent Events

On April 16, 1996, Gould, as authorized by Japan Energy Corporation agreed to cancel $35,000,000 of indebtedness owed to it by the Company under the Credit Agreement for 350,000 shares of the Company's Series H Convertible Preferred Stock ("Series H") with a liquidation preference of $35,000,000. The Series H carries a 6% cumulative annual dividend requirement payable quarterly which the Company can accumulate or pay in additional shares of preferred stock (valued at its liquidation preference) until the Company's shareholders' equity exceeds $50,000,000. The Series H is convertible, at the holder's option, into the Company's common stock at $3.25 per share only; (a) if the shareholder is a United States citizen or a corporation or other entity owned in the majority by United States citizens, or (b) in connection with an underwritten public offering. The Series H is convertible, at the Company's option, if the price of the common stock exceeds $3.90 per share for twenty consecutive days and; (a) a buyer is contractually committed to purchase for at least $3.90 per share at least 50% of the shares into which all outstanding Preferred Stock would be converted, or (b) a buyer is contractually committed to purchase for at least $3.50 per share at least 75% of the shares into which all outstanding Preferred Stock would be converted. The Series H is senior in liquidation priority to all other classes of the Company's preferred and common stock and is redeemable by the Company at any time for cash equal to the liquidation preference plus accumulated dividends. Upon completion of the transaction, the Japan Energy Group's beneficial ownership interest, assuming the full conversion of Preferred Stock holdings, will increase from 77.0% to 78.0%.

In addition to the exchange of indebtedness for Series H, Gould has agreed to amend the Credit Agreement in order to provide the Company with a committed borrowing facility of $65,000,000. As of May 13, 1996, the Company has $32,300,000 available under the Credit Agreement.

Gould extended the maturity date of the Credit Agreement to April 30, 1997, and waived compliance with certain financial covenants contained in the agreement until January 1, 1997. The Series B includes terms which allow the holders to elect a majority of the directors of the Company if certain operating income levels are not achieved and the Company fails to pay cash dividends for eight consecutive quarters. Gould has agreed it would not vote its shares of the Series B or take any other action as a holder of the Series B to elect a majority of the directors of the Company until at least December 31, 1996.

The accompanying unaudited Pro Forma Condensed Consolidated Balance Sheet as of March 31, 1996 is presented as if the transaction described above had been consummated as of that date. Because of the related party nature of the transaction, the difference between the carrying amount of the indebtedness exchanged and the par value of the securities issued and other consideration granted has been credited to additional paid-in capital. A summary of the financial effects of the transaction are as follows (in thousands):

Reduction of debt                                           $35,000
 Par value of shares issued                                     (4)
 Accrued estimated transaction costs                          (200)
 Reversal   of  accrued  interest   on   previous
 recapitalization                                               111
 Accrued interest on the remaining Gould indebtedness for
 the remaining term of the agreement                         (2,051)
 Increase in additional paid in capital                    $ 32,856

Certain of the Company's operations relate to classified U.S. Government contracts. Accordingly, the United States Government has previously reviewed the extent of Gould's ownership of the Company's common stock, since Gould, the Company's largest shareholder, is owned and controlled by
the  Japan  Energy Corporation, a foreign  corporation.   In
connection with the various exchanges of indebtedness for preferred stock, the United States Defense Investigative Service ("DIS") has indicated that it has no objection to
the   relationships  under  the  United  States   government
requirements relating to foreign ownership, control or influence between the Japan Energy Group and the Company. The DIS has not yet reviewed the effect this exchange of indebtedness for Series H Preferred Stock combined with the expansion of the credit facility has on the relationship between the Company, Japan Energy Corporation and its wholly owned subsidiaries (including Gould).

Since  1989,  the  principal source  of  financing  for  the
Company has been provided by Japan Energy Group. The Company is dependent on the continued long term financial support of the Japan Energy Group. Should the Japan Energy Group withdraw its financial support at any time prior to the time the Company returns to profitability by failing to provide additional credit as needed, the Company anticipates it will be unable to secure financing from other sources.
In such a case, the Company will suffer a severe liquidity crisis and will have difficulties settling its liabilities in the normal course of business.

Item 2

               Management's Discussion and Analysis
         of Financial Condition and Results of Operations
            for the Three Months Ended March 31, 1996
         Compared to the Three Months Ended  April  2, 1995


The following is management's discussion and analysis of the financial condition and the results of operations of Encore Computer Corporation ("Encore" or the "Company") for three month period ended March 31, 1996 compared to the three month period ended April 2, 1995. The Company's net loss for three months ended March 31, 1996 was $16,897,000 an improvement of $2,285,000 or (12%) compared to the net loss for the same period of 1995 of $19,182,000. The improvement is primarily due to actions in the second quarter of 1995 to restructure the organization to levels more consistent with the declining size of the Company.

RESULTS OF OPERATIONS:

Total net sales for the three month period of 1996 were $11,714,000 compared to net sales for the three month period of 1995, of $13,235,000. The decline in net sales was slightly faster in the international markets. International sales for the three months ended March 31, 1996 were $5,190,000, or 44%, of total net sales as compared to $6,763,000 or 51% for the same period in 1995.

During the three month period ended March 31, 1996, equipment sales increased $960,000 or 17% from the same period of 1995. In the first quarter the Company recognized $1,400,000 of revenue from Storage Product as compared to $0 in the previous quarter ended April 2, 1995. However, the increase in Storage Product revenue was offset by a larger decrease in real-time sales.

For the three month period ended March 31, 1996, service sales have declined $2,481,000, or 33% from the same period of 1995. This decrease is due to the Company's continued decline in its service base as well as continued price competitiveness in the marketplace. Also, since 1990 approximately 25% of each year's existing service contracts have not been renewed with the Company.

The Company has continued its heavy investment in the research and development of its open systems architecture. This effort has most recently resulted in the announcement and delivery of products such as the Infinity SP and the Infinity R/TTM. The Company continues to invest heavily in research and development of the Infinity SP Universal Storage Processor with DataShareTM Facilities to establish its presence in the multibillion dollar storage marketplace. Although the storage marketplace is new to Encore, the Company believes the Infinity SPTM product will be a market leader. From a storage perspective, the Infinity SPTM supports multiple environments and cross platform data sharing between open systems and mainframe applications and is built around Encore's patented Memory Channel/Reflective Memory technology.

To market the new Storage Product, the Company continues its direct distribution and OEM sales and marketing campaign. As part of this campaign, the Company continues to recruit industry knowledgeable sales people from leading storage vendors. Additionally, Encore continues to seek out strategic distribution partners whose industry presence, expertise and sales channels will allow it to more efficiently bring the Company's leading edge open system and Storage Product offerings to market. Examples of the
Company's efforts were the signing of distribution agreements with Memorex Telex Sweden, Italy, Spain, and the United Kingdom. These distributors will sell the Infinity SPTM products to mainframe, midrange, and open systems markets. Also, on April 10, 1996, Digital Equipment Corporation and Encore announced an agreement under which the companies will jointly market Encore's Infinity Gateway for Digital's open, 64-bit AlphaServer 8000 RISC. This solution fulfills the recurring need for AlphaServer customers to extract large amounts of information from IBM mainframes. Using the Infinity Gateway, AlphaServer customers can read IBM and plug-compatible mainframe data as if it were located on local disks. Encore's Infinity Gateway is the lowest priced member of the Infinity SPTM family which provides mainframes and open systems concurrent access to shared datasets in real-time.

The Company expects future sales volumes to increase as its sales campaign ramps up. However, there can be no assurance that the Company's products which are in the early stage of market introduction will achieve or sustain market acceptance or successfully compete against other larger and more financially resourceful companies' products.

Cost of equipment sales for the three month period of 1996 slightly decreased from the three month comparable period of 1995 by $57,000. As a percentage of net equipment sales, 1996 cost of equipment sales for the three month period was 90% compared to 106% for the three month period of 1995. The 16% decrease in the cost of equipment sales for the three months is primarily attributable to lower warranty expense on the Infinity SPTM product line and an improvement
in   efficiency  and  manufacturing  variances  due  to  the
maturing of the Storage Product manufacturing process.   The
Company expects that if future sales volumes increase, gross margins should continue to improve.

Cost of service sales for the three month period ended March 31, 1996 decreased from the comparable period of 1995 by $792,000 or 14%. The 1996 decrease for the three month period is attributable to cost reduction actions taken in the second quarter of 1995 to adjust expenses to levels more consistent with the declining revenue base. However, during the three month period ended March 31, 1996, the Company invested $1,900,000 in various programs and infrastructure necessary to support the launch of the Storage Product line. Accordingly, gross margins for three months ended March 31, 1996 were 4%, as compared 25% for the three month period of 1995.

Research and development costs for the three month period ended March 31, 1996, decreased from the comparable period of 1995 by $685,000 or 8% . The decrease in 1996 spending is attributable to cost reduction actions taken in the second quarter of 1995 which included a reduction in headcount. However, as a percentage of net sales, research and development expenses were 71% for the three month period ended March 31, 1996 compared to 68% for the comparable period of 1995. The Company's products are characterized by rapid technological advances which necessitate frequent product introductions and enhancements. In order to meet the market's demand the Company continues to invest heavily and plans to continue high levels of research and development expenditures to remain competitive in the marketplace. The Company expects research and development spending in the near term, to remain relatively constant.

Selling, general and administrative expenses decreased by $1,264,000 or 13% for the three month period of 1996 when compared to 1995. The decrease is attributable to cost reduction actions taken in the second quarter of 1995 to adjust expenses to levels more consistent with the decline in the overall business. As a percentage of net sales, selling, general and administrative costs continue to remain high, 74% for the three months ended March 31, 1996 compared to 75% for the comparable period of 1995, because reductions in SG&A spending have been more than offset by declines in net sales. Management expects sales, general and administrative expenses to increase in the second quarter as the Company continues to expand its sales force and continues to aggressively market the Storage Product.

Interest expense for the three month period ended March 31, 1996 decreased from 1995 levels by $1,138,000, reflecting the Company's lower debt level during the first quarter of 1996 due to the timing of the recapitalizations that occurred in 1995.

Other income for the three month period of 1996 decreased from 1995 by $210,000 due to higher foreign exchange losses.

No income taxes are provided for the period ended March 31, 1996 as a result of the losses incurred and large net operating loss carryforwards. The provision for the three month period ended April 2, 1995 of $73,000 was related to profitable foreign operations.

LIQUIDITY AND CAPITAL RESOURCES:
During the past five years, the Company has incurred significant operating losses and has been unable to generate cash flows from operating activities. Cash used in operating activities for the first quarter of 1996 amounted to $14,356,000 compared to $17,804,000 for the same period in 1995.

During the three month period ended March 31, 1996, cash used
in   operating  activities  decreased  by  $3,448,000.   The
improvement in cash flows from operating activities reflects the decrease in net loss of $2,199,000, as adjusted by non cash items coupled with an increase in accounts payable and accrued expenses of $6,896,000. These improvements were partially offset by the Company's increased investment in
inventory   and   accounts  receivable  of   $636,000   and,
$4,541,000, respectively. The increase in inventory of $4,541,000 is attributable to the Company's efforts to build-up Storage Product availability.

Expenditures for property and equipment for the three months ended March 31, 1996 and April 2, 1995 were $1,877,000 and $632,000, respectively, while expenditures for capitalized software during the same periods were $0, and $564,000, respectively. As of March 31, 1996, there were no material commitments for capital expenditures.

Cash used in operating and investing activities during the three month period of 1996 and 1995 was principally offset by cash provided through financing activities of $15,287,000 and $19,046,000, respectively. The principal source of financing has been through various agreements provided by the Japan Energy Group. As discussed in Note E of Notes to Condensed Consolidated Financial Statements, on April 16, 1996, Gould, agreed to cancel $35,000,000 of indebtedness owed to it by the Company under the Credit Agreement in exchange for 350,000 shares of the Company's Series H Convertible Preferred Stock ("Series H") with a liquidation preference of $35,000,000. In addition to the exchange of indebtedness for Series H, Gould agreed to amend the Credit Agreement in order to provide the Company with a committed borrowing facility of $65,000,000 and extended the maturity date to April 30, 1997.

Until such time in the future as the Company returns to a state of continued profitability, it will have to fund its operating activities through further financing activities. The Company believes the amounts currently available under the Gould Credit Agreement will be sufficient to meet such needs through December 31, 1996. Until and beyond that time, should the Japan Energy Group withdraw its financial support before the Company returns to profitability by either failing to renew existing debt agreements as they expire or failing to provide additional credit to the Company as needed, the Company anticipates it will not be able to secure financing from other sources. In such a case, the Company will suffer a severe liquidity crisis and will have difficulties settling its liabilities in the normal course of business.


                 Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K
     (a)  Exhibits required by Item 601 of Regulation S-K

      Exhibit No. 11 - Statement re: computation of per share earnings. See page 19.

      Exhibit  No. 27 - Financial Data Schedule.  See page
      20.
     (b)  Reports on Form 8-K
      No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.





                 Encore Computer Corporation





                         Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Encore Computer Corporation

Date:     May 14, 1996


                    KENNETH G. FISHER             KENNETH S. SILVERSTEIN
                    __________________            ______________________
                    Kenneth G. Fisher             Kenneth S. Silverstein
                    Chairman  of the Board        Corporate Controller
                    and Chief Executive Officer   Chief Accounting Officer