Form 10-Q
period 1996-06-30
ENCORE COMPUTER CORP /DE/
filed 1996-08-19
CIK 764037

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-Q
       (Mark One)
       [  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1996

                                   OR

       [      ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ________ to _______.

                       Commission File No. 0-13576



                     ENCORE COMPUTER CORPORATION
        (Exact name of registrant as specified in its charter)


      Delaware                                      04-2789167
 (State of Incorporation)         (I.R.S. Employer Identification No.)

      6901 West Sunrise Blvd.
      Fort Lauderdale, Florida                           33313
   (Address of Principal Executive Offices)           (Zip Code)

 Telephone:  954-587-2900



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


 The number of shares outstanding of the registrant's only class of Common Stock as of August 16, 1996 was 37,008,660.


                 Encore Computer Corporation



                            Index
                                                           Page
Part I    FINANCIAL INFORMATION
Item 1    Condensed Consolidated Financial Statements         3
          Notes to Condensed Consolidated
          Financial Statements                                8
Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                14
Part II   OTHER INFORMATION                                  19
0Signature Page                                               20

ENCORE COMPUTER CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands except per share data)
                                 Three Months Ended      Six Months Ended
                                 June 30,    July 2,     June 30, July 2,
                                  1996        1995          1996  1995
Net sales:
 Equipment                      $  6,551  $   4,266     $  13,122 $ 9,877
 Service                           5,048      7,365        10,191  14,989
                                  11,599     11,631        23,313  24,866
Costs and expenses:
 Cost of equipment sales (Note B)  5,075     20,172        10,954  26,108
 Cost of service sales             4,113      5,334         9,074  11,087
 Research and development          7,677      8,500        15,941  17,449
 Sales, General and Admin          7,814      8,039        16,532  18,021
 Restruct costs (Note B)               0      4,499             0   4,499
  Total                           24,679     46,544        52,501  77,164
Operating loss                   -13,080    -34,913       -29,188 -52,298
 Int exp, princ related parties     -548       -382        -1,238  -2,210
 Interest income                      35         46            76      80
 Other (expense)/income, net        -118        105          -258     175
Loss before income taxes         -13,711    -35,144       -30,608 -54,253
Provision for income taxes             0        167             0     240
Net loss                       $ -13,711  $ -35,311    $  -30,608$-54,493
Net loss per common share (Note A):
Net loss attributable to common
 shareholders                  $ -19,754  $ -39,715    $  -42,604$-62,990
Loss per common share          $ -  .45   $ -  .94     $  -  .97 $ - 1.51
Weighted average shares
 of common stock                  44,120     42,042        43,916  41,792
The accompanying notes are an integral part of the condensed consolidated
financial statements.
ENCORE COMPUTER CORPORATION
Condensed Consolidated Balance Sheets
(in thousands except share data)
                                              Unaudited
                                                Jun 30,     Dec 31,
                                                 1996        1995
ASSETS
Current assets:
 Cash and cash equivalents                    $    2,816 $    2,797
 Accounts receivable, less allowance              14,172     13,723
 Inventories (Note C)                             24,850     15,796
 Prepaid expenses and other current assets         1,209      1,353
  Total current assets                            43,047     33,669
Property and equipment, net                       35,087     35,800
Capitalized software, net                          1,139      2,258
Other assets                                         701        810
  Total assets                                $   79,974 $   72,537
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Cur portion long term debt-relat parties(Note E) 41,329          0
 Current portion of long term debt-other (Note E)    179        171
 Accounts payable and accrued liabilities (Note D)31,476     28,008
  Total current liabilities                       72,984     28,179
Long term debt-related parties (Note E)                0     40,154
Long term debt-other (Note E)                        566        658
Other liabilities                                  1,200      1,032
  Total liabilities                               74,750     70,023
Shareholders' equity (Notes E and F):
 Preferred stock, $.01 par value; authorized 10,000,000 shares:
  Series A Convertible Participating Preferred, issued
   73,641 shares in 1996 and 1995                      1          1
  6% Cumulative Series B Convertible Preferred, issued
   733,249 and 707,345  in 1996 and 1995, respectively,
  with an aggregate liquidation preference of  $73,324,900
   and $70,734,500 in 1996 and 1995, respectively.     7          7
  6% Cumulative Series D Convertible Preferred, issued
   1,115,074 and 1,082,362   in 1996 and 1995, respectively,
   with an aggregate liquidation preference  of $111,507,400
   and $108,236,200 in 1996 and 1995, respectively    11         11
  6% Cumulative Series E Convertible Preferred, issued
   1,139,782 and 1,106,343 in 1996 and 1995, with an
   aggregate liquidation preference of $113,978,200 and
   $110,634,300 in 1996 and 1995, respectively        11         11
  6% Cumulative Series F Convertible Preferred, issued
   533,333 and 517,687 in 1996 and 1995, respectively,
   with an aggregate liquidation preference of $53,333,300
   and $51,768,700 in 1996 and 1995, respectively.     5          5
  6% Cumulative Series G Convertible Preferred, issued
   572,289 and 555,500 in 1996 and 1995, respectively,
   with an aggregate liquidation preference of $57,228,900
   and $55,550,000 in 1996 and 1995, respectively.     6          6
  6% Cumulative Series H Convertible Preferred, issued
   350,000 in 1996 with an aggregate liquidation preference
   of $35,000,000.                                     4          0
 Common stock, $.01 par value; authorized 200,000,000 shares;
  issued 37,003,085 and 36,067,792 in 1996 and 1995,
  respectively.                                        370        361
 Additional paid-in capital                        446,181    412,876
 Accumulated deficit                              -441,372   -410,764
  Total shareholders' equity                         5,224      2,514
  Total liabilities and shareholders' equity    $   79,974 $   72,537
The accompanying notes are an integral part of the condensed consolidated
financial statements.
ENCORE COMPUTER CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)
                                                  Six Mos    Six Mos
                                                   Ended      Ended
                                                  June 30,    July 2,
                                                    1996      1995
Cash flows from operating activities:
Net loss                                       $ -30,608   $ -54,493
Adjustments to arrive at net cash used in operating activities:
 Depreciation and amortization                     5,795       5,832
 Non cash compensation (Note F)                        0       1,425
 Inventory obsolescence and writedown to lower of cost
  or market                                          540      12,097
 Bad debt provision/(credit)                        -153       2,987
 Restructuring charges                                 0       4,499
Net changes in operating assets and liabilities:
 Accounts receivable                                -296       5,868
 Inventories                                      -9,594      -1,732
 Prepaid expenses and other current assets           144         139
 Other assets                                        109         178
 Accounts payable and accrued liabilities            713      -4,337
 Other liabilities                                   168         370
  Net cash used in operating activities          -33,182     -27,167
Cash flows from investing activities:
 Additions to property and equipment              -3,963      -2,277
 Capitalization of software costs                      0      -1,163
  Net cash used in investing activities           -3,963      -3,440
Cash flows from financing activities:
 Net borrowings under revolving loan agreement    36,175      30,439
 Principal payments of long term debt                -84        -105
 Preferred stock dividends paid                       -2          -1
 Issuance of common stock                          1,075       1,034
  Net cash provided by financing activities       37,164      31,367
Increase in cash and cash equivalents                 19         760
Cash and cash equivalents, beginning               2,797       2,517
Cash and cash equivalents, ending             $    2,816   $   3,277
The accompanying notes are an integral part of the condensed consolidated
financial statements.
ENCORE COMPUTER CORPORATION
Condensed Consolidated Statements of Cash Flows
Supplemental disclosure of cash flow information (in thousands):
                                                  Six Mos     Six Mos
                                                   Ended       Ended
                                                  June 30,    July 2,
                                                    1996       1995
 Cash paid during the period for interest       $       78 $    1,704
 Cash paid during the period for income taxes           34        326
Supplemental schedule of non-cash investing and financing activities:
  On March 17, 1995, the Company exchanged $50,000,000 of indebtedness for preferred stock.
  On April 16, 1996, the Company exchanged $35,000,000 of indebtedness for preferredstock. Refer to Note E of Notes to Condensed
  Consolidated Financial Statements.
The accompanying notes are an integral part of the condensed consolidated financial statements.
ENCORE COMPUTER CORPORATION
Condensed Statements of Shareholders' Equity
(in thousands except share data)
                                   Preferred Stock
                     Series A          Series B         Series D
                             Par                 Par            Par
                     Shares  Val   Shares        Val     Shares Val
Bal Dec 31, 1995     73,641    1  707,345          7  1,082,362  11
Common stock options
exercised,  $.69 to $2.00
per share                 0    0        0          0          0   0
Shares issued through employee
 stock purchase plan, at a price of
 $1.9125 per share
Issuance of Series H Convertible
 Preferred Stock (Note E)
Dividends issued to Preferred Stockholders
 in shares of Series B, D, E, F
 and G                    0    0   25,904          0     32,712   0
Net loss
Bal Jun 30, '96      73,641$   1  733,249 $        7  1,115,074$ 11
The accompanying notes are an intergral part of the consolidated financial statements.
                                   Preferred Stock
                     Series E          Series F         Series G
Series H
                             Par                 Par            Par
Par
                     Shares  Val   Shares        Val     Shares Val
Shares Val
Bal Dec 31, 1995  1,106,343  $11  517,687         $5    555,500  $6
0  $0
Common stock options exercised,
 $.69 to $2.00 per share
Shares issued through employee stock purchase
 plan, at a price of $1.9125 per share
Issuance of Series H Convertible
 Preferred Stock (Note G)
Dividends issued to Preferred Stockholders
 in shares of Series B, D, E, F
 and G               33,439    0   15,646          0     16,789   0
0   0
Net loss
Bal Jun 30, 1996  1,139,782  $11  533,333         $5    572,289  $6
350,000  $4
                               Additional
                  Common Stock    Paid-In  Accumulated Shareholders
                  Shares   Value  Capital    Deficit     Equity
Bal Dec 31, 1995 36,067,792 $361 $412,876  $-410,764     $2,514
Common stock options exercised, $.69
to $2.00/shar       747,613    7      708          0        715
Shares issued through employee
 stock purchase plan, at a price of
 $1.9125/share      187,680    2      357          0        359
Issuance of Series H Convertible Preferred
 Stock (Note G)           0    0   32,242          0     32,246
Dividends issued to Preferred
 Stockholders in shares of Series
 B, D, E, F and G         0    0       -2          0         -2
Net loss                  0    0        0    -30,608    -30,608
Bal Jun 30, 1996 37,003,085 $370 $446,181  $-441,372     $5,224
Encore Computer Corporation
Notes to Condensed Consolidated Financial Statements
A. Summary of Significant Accounting Policies
Basis of Presentation and Other Matters
The   accompanying  condensed  consolidated  financial  statements   are
unaudited   and  have  been  prepared  by  Encore  Computer  Corporation
("Encore"  or  the  "Company")  in accordance  with  generally  accepted
accounting  principles.   Certain information and  footnote  disclosures
normally   included  in  the  Company's  annual  consolidated  financial statements have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1995.
The condensed consolidated financial statements, in the opinion of the Company, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods. All adjustments made during the interim periods are normal recurring adjustments. The year-end condensed balance sheet data is derived from audited financial statements but does not include all disclosures
required   by   generally  accepted  accounting   principles.    Certain
reclassifications have been made to conform prior period data to current period presentation.
The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal years.
The accompanying financial statements have been prepared on the basis of accounting principles that presume the realization of assets and the
settlement  of  liabilities  in the ordinary  course  of  business.   As
discussed more fully in Note E of Notes to Condensed Consolidated Financial Statements, the principal source of financing for the Company has been provided by Japan Energy Corporation ("Japan Energy"; a Japanese Corporation) and certain of its wholly owned subsidiaries including Gould Electronics Inc. ("Gould") and EFI International, Ltd.
("EFI")  (collectively,  the  "Japan Energy  Group").   The  Company  is
dependent on the continued long term financial support of the Japan Energy Group. Based on the Company's cash flow projections, management believes the amounts currently available under its credit agreement with Gould should be sufficient to meet its needs through year end. However, the possibility exists that additional funding may be required before
year  end.   Until and beyond that time, should the Japan  Energy  Group withdraw its financial support at any time prior to the time the Company returns to profitability by failing to provide additional credit as needed, the Company anticipates it will not be able to secure financing from other sources. In such a case, the Company would suffer a severe liquidity crisis and it would have difficulty settling its liabilities in the ordinary course of business.
Per Share Data
Per  share data is calculated based upon the weighted average number  of
shares  of  common stock and common stock equivalents  outstanding.   In
fiscal periods which report net losses, the calculation does not include the effect of common stock equivalents such as stock options since the
effect  on  the  amounts  reported  would  be  antidilutive.   Series  A
Convertible  Participating  Preferred  Stock  ("Series  A")   has   been
considered common stock (on an assumed converted basis) for purposes of all income (loss) per share calculations. All other series of preferred stock have been determined to be common stock equivalents but are not included in the weighted average number of shares of common stock and equivalents or in the calculation of net loss per share for the periods presented because the effect would be antidilutive.
Net  loss  per common share was determined by dividing the net loss,  as adjusted, by applicable shares outstanding. The loss was adjusted by the aggregate amount of dividends on the Company's preferred stock. Preferred stock dividends amounted to $6,042,800 and $11,996,300 for the three and six month periods ended June 30, 1996, respectively. For the three and six month periods ended July 2, 1995, preferred stock
dividends  amounted to $4,404,100 and $8,496,800, respectively.   As  of
March 31, 1996, the Company reported a capital deficiency and was precluded from paying dividends on its preferred stock outstanding. Accordingly, the normal quarterly dividends payable April 15, 1996 for the period January 15, 1996 to April 15, 1996 on the Series B, D, E, F and G amounting to $6,042,800 were accumulated by the Company. On April 16, 1996, the Company completed an exchange of Series H Convertible
Preferred  Stock  ("Series  H") for indebtedness  owed.   Following  the
exchange, the Company had a capital surplus and therefore, was  able  to
pay  the  accumulated  dividends  on the  preferred  shares.   Dividends
payable July 15, 1996 of $6,658,400 for the period April 15, 1996 to July 15, 1996 have been accumulated.
B.  Termination of Amdahl Reseller Agreement
During 1994, the Company and Amdahl Corporation ("Amdahl") entered into a five year reseller agreement (the "Amdahl Reseller Agreement") which granted Amdahl the exclusive right to distribute the Company's Infinity Storage Products under the Amdahl brand. The Amdahl Reseller Agreement, as amended, established procurement schedules, which if certain product requirements were met, would have required Amdahl to purchase a significant amount of product from the Company. Sales under the Amdahl Reseller Agreement were anticipated to have significant sales volumes in the first half of 1995. However, certain significant contractual issues arose delaying the sale of products and on June 8, 1995, Encore announced that the Amdahl Reseller Agreement had been terminated.
Due to the termination of the Amdahl Reseller Agreement, product sales fell well short of expectations and all elements of the Company's results of operations were adversely affected. As a result of these
events,   during  the  second  quarter  of  1995,  the  Company  charged operations $19,241,000, consisting of $11,442,000 charged to cost of sales to reduce inventory carrying amounts to estimated net realizable value, as well as $2,800,000 charged to cost of sales for uncollected Amdahl accounts receivable, $500,000 charged to research and development to write down capitalized software projects in process, and a $4,499,000 charge to restructuring costs.
C. Inventories
Inventories consist of the following (in thousands):
                                June 30,  December 31,
                                    1996         1995
Purchased parts                $   7,609    $   9,161
Work in process                   10,303        4,570
Finished goods                     6,824        1,799
Loaned computer equipment
  and consignment inventory          114          266
                               $  24,850    $  15,796
Storage  Product  inventory amounted to $23,679,000 and  $11,139,000  at
June  30,  1996  and December 31, 1995, respectively.   The  Company  is
expanding its programs to market the Storage Product through various channels, including direct, distributor and OEM sales and marketing
campaigns.   The Company has acquired significant inventories,  provided customers with product on a trial basis and continues to improve the product features and functionality. The Company continues to pursue a major OEM agreement, involving significant product volumes, which is expected to be finalized in the third quarter of 1996. In the event an agreement does not materialize and other channels are not established to significantly improve future Storage Product revenue, a write down of inventories is probable. No estimate can be made of a range of amount of loss that is reasonably possible should these programs not be successful. Total inventory reserves were approximately $21,538,000 and $21,937,000 at June 30, 1996 and July 2, 1995, respectively.
D. Accounts Payable and Accrued Liabilities;
Accounts payable and accrued liabilities consist of the following
(in thousands):
                                              June 30,   December 31,
                                                  1996       1995
Accounts payable                              $  7,381  $   7,339
Accrued salaries and benefits                    4,454      4,261
Accrued restructuring costs                        644      1,566
Accrued interest-related parties                 9,534      5,921
Accrued taxes                                    3,502      4,045
Deferred income,
  principally maintenance contracts              1,330        827
Other accrued expenses                           4,631      4,049
                                              $ 31,476  $  28,008
The restructuring charge related to (i) the recognition of the permanent impairment in value of $2,406,000 of certain long-lived assets, (ii)
severance and benefit pay of $1,335,000 as a result of a 95 person reduction in workforce, and (iii) other expenses associated with the termination of the Amdahl Reseller Agreement.
Accrued  interest  of  $7,485,000 and $1,521,000 was  payable  to  Gould
Electronics,  Inc at June 30, 1996 and July 2, 1995, respectively.   The
balance of the accrued interest is being amortized over the term of the credit agreement.
E.  Debt
Debt consists of the following (in thousands):;
                                         June 30,        December 31,
                                            1996                1995
Debt to unrelated parties:
 Mortgages payable                    $      745         $       829
 Current portion of debt                    (179)               (171)
 Total long term debt
      to unrelated parties            $      566         $       658
Debt to related parties:
 Credit Agreement  with
  Gould Electronics Inc.              $   41,329         $    40,154
 Current portion of debt                 (41,329)                -
 Total long term debt to
          related parties             $      -           $    40,154
The  Japan  Energy  Group  is a related party  due  to  the  significant
financial  interests  of  Gould and EFI in the Company.   Assuming  full
conversion of preferred stock holdings as of June 30, 1996, the Japan Energy Group beneficially owns 78% of the Company's common stock. Since 1989, Gould has provided the Company with its revolving line of credit, entered into certain borrowing agreements and certain exchanges of debt for equity.
On April 16, 1996, Gould as authorized by Japan Energy Corporation canceled $35,000,000 of indebtedness pursuant to a Revolving Credit Agreement ("Credit Agreement") which was scheduled to mature on that date, in exchange for 350,000 shares of the Company's Series H Convertible Preferred Stock ("Series H") as discussed in more detail in Note F of Notes to Condensed Consolidated Financial Statements.
In addition to the exchange of indebtedness for Series H, Gould amended the Credit Agreement in order to provide the Company with a committed borrowing facility of $65,000,000. As of August 16, 1996, the Company had remaining $14,328,000 under the Credit Agreement. Additionally, the Company owes Gould interest of approximately $8,153,000 at August 16, 1996.
The credit facility bears interest at the prime rate plus 2% (10.25%  at
June  30,  1996).   As  of  December 31, 1995, the  Company  owed  Gould
$40,154,000 under the Credit Agreement bearing interest at the prime rate plus 2% (10.5% at December 31, 1995). In addition accrued interest owed to Gould at December 31, 1995 was approximately $5,215,000. Borrowings are collateralized by substantially all of the Company's tangible and intangible assets and the agreement contains various covenants including maintenance of cash flow, leverage and tangible net worth ratios and limitations on capital expenditures, dividend payments and additional indebtedness.
Gould extended the maturity date of the Credit Agreement to April 30, 1997, and waived compliance with certain financial covenants contained in the agreement until January 1, 1997. The Series B Convertible Preferred Stock ("Series B") includes terms which allow the holders to elect a majority of the directors of the Company if certain operating income levels are not achieved and the Company fails to pay cash dividends for eight consecutive quarters. Gould has agreed it would not vote its shares of the Series B or take any other action as a holder of the Series B to elect a majority of the directors of the Company until at least December 31, 1996.
Certain  of  the  Company's  operations  relate  to  classified  U.   S.
Government  contracts.   Accordingly, the United States  Government  has
previously reviewed the extent of Gould's ownership of the Company's common stock, since Gould, the Company's largest shareholder, is owned
and  controlled by Japan Energy Corporation, a foreign corporation.   In
connection with the various exchanges of indebtedness for preferred stock, the United States Defense Investigative Service ("DIS") has indicated that it has no objection to the relationships under the United States government requirements relating to foreign ownership, control or influence between the Japan Energy Group and the Company. The DIS has not yet reviewed the effect this exchange of indebtedness for Series H
combined  with  the  expansion  of  the  credit  facility  has  on   the
relationship between the Company, Japan Energy Corporation and its wholly owned subsidiaries (Gould and EFI).
Since 1989, the principal source of financing for the Company has been provided by Japan Energy Group. The Company is dependent on the continued long term financial support of the Japan Energy Group. Should the Japan Energy Group withdraw its financial support at any time prior to the time the Company returns to profitability by failing to provide additional credit as needed, the Company anticipates it will be unable to secure financing from other sources. In such a case, the Company will suffer a severe liquidity crisis and will have difficulties settling its liabilities in the normal course of business.
F.  Shareholders' Equity
As discussed in more detail in Note E of Notes to Condensed Consolidated Financial Statements, on April 16. 1996, Gould canceled $35,000,000 of indebtedness in exchange for Series H with a liquidation preference of
$35,000,000.   The  Series  H  carries a 6% cumulative  annual  dividend
requirement payable quarterly which the Company can accumulate or pay in
additional   shares  of  preferred  stock  (valued  at  its  liquidation
preference)   until   the   Company's   shareholders'   equity   exceeds
$50,000,000. The Series H is convertible, at the holder's option, into the Company's common stock at $3.25 per share only; (a) if the shareholder is a United States citizen or a corporation or other entity owned in the majority by United States citizens, or (b) in connection with an underwritten public offering. The Series H is convertible, at the Company's option, if the price of the common stock exceeds $3.90 per share for twenty consecutive days and; (a) a buyer is contractually committed to purchase for at least $3.90 per share at least 50% of the shares into which all outstanding Preferred Stock would be converted, or
(b) a buyer is contractually committed to purchase for at least $3.50 per share at least 75% of the shares into which all outstanding
Preferred  Stock  would  be  converted.   The  Series  H  is  senior  in
liquidation priority to all other classes of the Company's preferred and common stock and is redeemable by the Company at any time for cash equal to the liquidation preference plus accumulated dividends. Because of the related party nature of the transaction, the difference between the carrying amount of the indebtedness exchanged and the par value of the securities issued and other consideration granted has been credited to additional paid-in capital. A summary of the financial effects of the transaction are as follows (in thousands):
Reduction of debt                                        $35,000
    Par value of shares issued                                (4)
    Accrued estimated transaction costs                     (200)
     Reversal  of  accrued  interest on previous
                 recapitalization                            111
    Accrued interest on the remaining Gould indebtedness
            for the remaining term of the agreement       (2,665)
    Increase in additional paid in capital              $ 32,242
During the six months ended July 2, 1995, options granted to certain officers and employees of the Company were scheduled to expire if not
exercised.   However, at the time the options were scheduled  to  expire the  Company's  policy  on  insider trading  effectively  prevented  the
officers  from  exercising  the  options.   Accordingly,  the  Board  of
Directors approved an extension of the expiration date until September 7, 1996. The extension was treated as a cancellation of the old options and a grant of new options in the same amount at the same exercise
price.   A non-cash non-recurring compensation charge of $1,425,000  was recorded in the six month period ended July 2, 1995, in connection with the extension of the expiration date of the stock options.
Item 2

            Management's Discussion and Analysis
      of Financial Condition and Results of Operations
      for the Three and Six Months Ended June 30, 1996
                       Compared to the
           Three and Six Months Ended July 2, 1995
The following is management's discussion and analysis of the financial condition and the results of operations of Encore Computer Corporation ("Encore" or the "Company") for the three and six month periods ended June 30, 1996 compared to the three and six month periods ended July 2, 1995. The Company's net loss for the three and six months ended June 30, 1996 was $13,711,000 and $30,608,000, respectively, compared to the net loss for the same periods of 1995 of $35,311,000 and $54,493,000, respectively. As discussed in Note B of the Notes to Condensed Consolidated Financial Statements, during the second quarter of 1995 the Company recorded a charge to operations totaling $19,241,000 which related to the termination of the reseller agreement between Encore and Amdahl Corporation.
RESULTS OF OPERATIONS:
Total net sales for the three and six month periods of 1996 were $11,599,000 and $23,313,000, respectively, compared to net sales for the three and six month periods of 1995 of $11,631,000 and $24,866,000, respectively. For the six month period ended June 30, 1996, domestic sales of $11,497,000 decreased 3%, while international sales of $11,816,000 decreased 9% from the same period in 1995.
The Company has continued its heavy investment in the research and development of its open systems architecture. This effort has most recently resulted in the announcement and delivery of products such as the Infinity SP(TM) and the Infinity R/T(TM). The Company continues to invest heavily in research and development of the Infinity SP(TM) Universal Storage Processor with DataShare(TM) Facilities to establish its presence in the multibillion dollar storage marketplace. Although the storage marketplace is new to Encore, the Company expects the Infinity SP(TM) product will increase its participation in the market. From a storage perspective, the Infinity SP(TM) supports multiple environments and cross platform data sharing between open systems and mainframe applications and is built around Encore's patented Memory Channel/Reflective Memory technology.
To market the new storage product, the Company continues its direct distribution and OEM sales and marketing campaign. As part of this campaign, the Company continues to recruit industry knowledgeable sales people from leading storage vendors. Additionally, Encore continues to seek out strategic distribution partners whose industry presence, expertise and sales channels will allow it to more efficiently bring the Company's leading edge open system and Storage Product offerings to market. Examples of the Company's efforts were the signing of distribution agreements with Memorex Telex companies located in Sweden, Italy, Spain, and the United Kingdom. These distributors will sell the Infinity SP products to mainframe, midrange, and open systems markets. Equipment sales increased by $2,285,000 or 54% and $3,245,000 or 33% during the three and six month periods ended June 30, 1996, respectively, when compared to the prior year. Domestic equipment sales increased 47% to $7,441,000 for the six months ended June 30, 1996 and international equipment sales increased 18% to $5,681,000 compared to the same period in 1995. Sales of the Company's Storage Product accounted for $2,924,000 of this increase, while in the real-time market, RSX sales continue to offset declines in other end-of-life products.
The following table illustrates equipment cost of sales for the three and six months ended June 30, 1996 and July 2, 1995:
                     THREE MONTHS ENDED   SIX MONTHS ENDED
                      Jun-30    Jul-2     Jun-30     Jul-2
                       1996     1995       1996      1995

Equipment Sales        $6,551    $4,266    $13,122   $9,877

Equipment Cost of       5,075    20,172     10,954   26,108
Sales
Restructuring                   (14,242)            (14,242)

Adjusted Cost of       $5,075    $5,930    $10,954  $11,866
Sales

Adjusted Cost as %        77%      139%        83%     120%
of Revenue
During the three month period ended July 2, 1995, the Company charged equipment cost of sales $14,242,000 as a result of the termination of the Amdahl Agreement, as discussed in Note B of the Notes to Condensed Consolidated Financial Statements. Excluding this charge, cost of equipment sales for the three and six month periods of 1996 decreased from the comparable periods of 1995 by $855,000 or 14% and $912,000 or 8%, respectively, on higher revenues. As a percentage of net sales, 1996 cost of equipment sales in the three and six month periods decreased 62 and 37 percentage points respectively, when compared to the same periods in 1995. These decreases are attributed to an improvement in efficiency and manufacturing variances due to the maturing of the Storage Product manufacturing process and reduced warranty expenses related to the Storage Product.
During the first six months of 1996, the Company has made a substantial effort to expand programs to market the Storage Product through various channels, including direct, distributor and OEM sales and marketing campaigns. Sales of this product are increasing, however, to date have not met management's expectations. The Company has acquired significant inventories, provided product to customers on a trial basis, and continues to improve product features and functionality. The Company continues to pursue a major OEM agreement, involving significant product volumes, expected to be finalized in the third quarter of 1996. In the event an agreement does not materialize and other channels are not established to significantly improve future Storage Product revenue, a write down of inventories is probable. No estimate can be made of a range of amount of loss that is reasonably possible should these initiatives not be successful.
Service sales continue to decline. For the three and six month periods ending June 30, 1996, service sales decreased $2,317,000 or 31% and
$4,798,000 or 32% compared to the same periods in 1995. For the six month period, domestic service revenues declined 40% and international service revenues declined 25%. Continued declining service revenues reflect the effect on the service business of; (i) the Company's prolonged decline in equipment sales, (ii) the price competitiveness of the marketplace, (iii) the completion of long running government programs and subsequent deinstallation of systems and (iv) longer warranty periods for equipment sales required to compete in the storage marketplace. The company expects this trend to continue.
The following table illustrates service gross margins for the three and six month periods ended June 30, 1996 and July 2, 1995:
               THREE MONTHS ENDED    SIX MONTHS ENDED
                Jun-30    Jul-2      Jun-30    Jul-2
                 1996     1995        1996     1995

Service Sales    $5,048    $7,365    $10,191   $14,989

Service Cost      4,113     5,334      9,074    11,087
of Sales

Gross Margin    $   935    $2,031   $  1,117  $  3,902

Margin as a %       19%       28%        11%       26%
of Revenue
Cost of service sales for the three and six month periods ended June 30, 1996, decreased from the comparable periods of 1995 by $1,221,000 or 23% and $2,013,000 or 18%, respectively. All service sales are derived from installed real-time products and the cost structure within the service department is highly variable due to the utilization of service partners. Therefore, as revenues decline, costs decline as well. Moreover, management continues to reduce fixed costs on an ongoing basis. However, the Company continues its investment in various programs and infrastructure necessary to support the Storage Product line. For the three and six month periods ended June 30, 1996, the Storage Product investment totaled $1,268,000 and $2,766,000 respectively, versus $927,000 and $1,876,000 for comparable periods in 1995. Excluding the cost associated with Storage Products, gross margin as a percentage of customer service revenue was 44% and 38% during the three and six month periods ended June 30, 1996, respectively, versus 40% and 39% in the same periods of 1995.
Research and development costs for the three and six month periods ended June 30, 1996, decreased from the comparable periods of 1995 by $823,000 or 10% and $1,508,000 or 9%, respectively. However, during the second quarter of 1995 the Company charged research and development $500,000 for the write down of capitalized software projects as discussed in Note B of the Notes to Condensed Consolidated Financial Statements. Excluding this charge, spending decreased $323,000 or 4% and $1,008,000 or 6% for the three and six month periods ended June 30, 1996, respectively, when compared to 1995. This decrease is due to the continued effect of headcount reductions taken in the second quarter of 1995. As a percentage of net sales, research and development expenses ranged from 66% to 69% for the three and six month periods of 1995 and 1996 excluding the restructuring charge. The Company plans to continue high levels of research and development expenditures in order to become the market leader in the storage marketplace. The Company expects research and development spending in the third quarter of 1996 to remain relatively constant.
Selling, general and administrative expenses decreased by $225,000 and $1,489,000, respectively for the three and six month periods of 1996 when compared to 1995. The decrease is attributable to cost reduction actions taken in the second quarter of 1995 to adjust expenses to levels more consistent with the declining revenue base. As a percentage of net sales, selling, general and administrative costs were 67% and 71%, respectively, for the three and six months ended June 30, 1996 compared to 69% and 72%, respectively, for the comparable three and six month periods of 1995. An increase in sales, general and administrative expenses is expected in the near term as the Company expands its sales efforts for the Storage Product.
During the second quarter of 1995 management evaluated the Company's latest financial projections, and concluded; (i) the termination of the Amdahl contract resulted in a significant delay in the realization of product revenues, (ii) the rate of decline in real-time equipment and service revenues had exceeded its previous estimates and (iii) the rate of worldwide sales growth anticipated in newer product lines remained significantly below projected levels. In light of these conclusions, management restructured its operations and recorded a charge to operations of $4,499,000. The most significant of these restructuring actions were; (i) a 95 person reduction in workforce primarily in manufacturing and development, resulting in a severance charge of $1,335,000, (ii) a write down of $782,000 in the carrying value of the equipment used in the support of the Amdahl Agreement and (iii) the write off of $1,123,000 of capitalized software assets relating to the Company's UNIX based product lines.
Interest  expense  for the three month period ended June  30,  1996  was
$548,000 versus $382,000 for the same period in 1995. This was primarily due to interest charges on accrued interest under the Gould Credit Agreement. For the six month period ended June 30, 1996 interest expense decreased $972,000 to $1,238,000 when compared to the six month period ended July 2, 1995. This decrease is due to various exchanges of indebtedness for preferred stock.
Other expense primarily consists of foreign exchange gain or loss. The Company realized gains in 1995 and losses in 1996.
Income taxes for the three and six month periods of 1995 related to profitable operations of certain foreign subsidiaries. For the comparable three and six month periods of 1996 the Company has not recorded a provision for income taxes as a result of losses incurred and large net operating loss carryforwards.
LIQUIDITY AND CAPITAL RESOURCES:
Since 1989, the primary source of financing for the Company has been provided by Japan Energy Corporation and its wholly owned subsidiaries, Gould Electronics, Inc. and EFI, Inc. (the "Japan Energy Group"). The Japan Energy Group has provided the Company with its revolving credit facility, loan guarantees, refinanced subordinated debentures and entered into various exchanges of indebtedness for the Company's preferred stock. As of June 30, 1996, assuming full conversion of its holdings in the Company's preferred stock, the Japan Energy Group beneficially owns 78% of the Company's common stock.
During  the  past  five  years,  the Company  has  incurred  significant operating  losses  and  has  been unable to  generate  cash  flows  from operating activities. Cash used in operating activities for the six month period ended June 30, 1996 amounted to $33,182,000 compared to $27,167,000 for the same period in 1995. Among the significant uses of cash in the six months of 1996 were; (i) the net loss for the period of $30,608,000 and (ii) increased inventory acquisition of $9,594,000, primarily related to the Storage Product. These uses of cash were partially offset by increased accounts payable and accrued liabilities of $713,000 and non cash expenses, specifically, obsolescence of $540,000 and depreciation/amortization of $5,795,000.
The Company continues to pursue a major OEM agreement, involving significant product volumes, expected to be finalized in the third quarter of 1996. In the event an agreement does not materialize and other channels are not established to significantly improve future Storage Product revenue, a write down of inventories is probable. No estimate can be made of a range of amount of loss that is reasonably possible should these initiatives not be successful.
During the six month periods ended June 30, 1996 and July 2, 1995, expenditures for property and equipment were $3,963,000 and $2,277,000, respectively while expenditures for capitalized software were $0 and $1,163,000, respectively. Increased spending on property and equipment in 1996 is primarily related to the ongoing development of Storage Product functionality.
Cash provided by financing activities for the six month periods ended June 30, 1996 and July 2, 1995 amounted to $37,164,000 and $31,367,000, respectively. The principal source of financing has been through various loan agreements provided by Japan Energy Group. On April 16, 1996 the Japan Energy Group continued its support as discussed in Note E of the Notes to Condensed Consolidated Financial Statements by (i) accepting Preferred Series "H" Stock in exchange for $35,000,000 of debt and (ii) providing a $65,000,000 line of credit. As of August 16, 1996, Encore had available to borrow $14,328,000 under the Gould Credit Agreement. Encore owed to Gould $50,672,000 in debt, plus $8,153,000 in accrued interest.
During the next twelve months and until such time in the future as the Company returns to a state of continued profitability, it will have to fund its operating activities through further financing activities. Based on the Company's cash flow projections, management believes the amounts currently available under its credit agreement with Gould should be sufficient to meet its needs through year end. However, the possibility exists that additional funding may be required before year end. Until and beyond that time, should the Japan Energy Group withdraw its financial support before the Company returns to profitability by either failing to renew existing debt agreements as they expire or failing to provide additional funding to the Company as needed, the Company anticipates it will not be able to secure financing from other sources. In such a case, the Company will suffer a severe liquidity crisis and it will have difficulties settling its liabilities in the normal course of business.

                 Part II - Other Information




Item 4.  Submission of Matters to a Vote of Security Holders
Item 6.  Exhibits and Reports on Form 8-K
     (a)  Exhibits required by Item 601 of Regulation S-K
      Exhibit No. 3.1- Certificate of Designations, Powers rights and Preferences of Series H Convertible Preferred Stock of Encore Computer Corporation as filed with the Delaware Secretary of State on May 24, 1996. See pages 1-20.

      Exhibit No. 10.1- Third Amended And Restated Credit Agreement. See pages 1-93.

      Exhibit No. 10.2 - Certificate.  See page 1.

      Exhibit No. 11 - Statement re: computation of per share earnings. See page 22.

      Exhibit  No. 27 - Financial Data Schedule.  See page 23.

      Exhibit No. 99 - Cautionary Statement for the Purposes of the
                       "Safe Harbor" Provisions of the Private
                       Securities Litigation Reform Act of 1995.
                       See pages 24 - 27.
     (b)  Reports on Form 8-K
      No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

                 Encore Computer Corporation





                         Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.
Encore Computer Corporation
                      KENNETH G. FISHER          KENNETH S. SILVERSTEIN
Date:August 19, 1996  Kenneth G. Fisher          Kenneth S.Silverstein
                    Chairman  of the Board         Corporate Controller
                    and Chief Executive Officer         Secretary
                                                Chief Accounting Officer

Item 4.  Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders of Encore Computer Corporation was held at Encore Computer Corporation's Headquarters on Tuesday, June 25,
1996.   The  meeting agenda included: (1) the election of the  Company's directors  and  (2)  the  approval of the  selection  of  the  Company's
independent  auditors.   The results of the  votes  for  each  of  these
proposals were as follows:
          1. Election of Directors:
                                             For               Against
         Kenneth G. Fisher                33,863,220           301,542
         Daniel O. Anderson               33,860,380           304,482
         Rowland H. Thomas                33,858,358           306,504
          2. The shareholders approved Coopers & Lybrand L.L.P. as the Company's independent auditors for the fiscal year ending December 31, 1996, by a vote of 33,941,041 in favor to 136,980 against with 86,841 abstentions.