Form 10-Q
period 1996-09-29
ENCORE COMPUTER CORP /DE/
filed 1996-11-13
CIK 764037

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                              FORM 10-Q
        (Mark One)
        [  X  ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                         15(d) OF THESECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 29, 1996
                                  OR
        [     ]          TRANSITION REPORT PURSUANT TO SECTION 13 or
                         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to _______.

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

The number of shares outstanding of the registrant's only class of Common Stock as of November 11, 1996 was 37,027,935.

                          Encore Computer Corporation

                                   Index
                                                                Page
Part I        FINANCIAL INFORMATION

Item 1        Condensed Consolidated Financial Statements          3

              Notes to Condensed Consolidate
              Financial Statements                                 8

Item 2        Management's Discussion and Analysis of Financial
              Condition and Results of Operations                 14

Part II              OTHER INFORMATION                            19

Signature Page                                                    20


ENCORE COMPUTER CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands except per share data)

                                   Three Months Ended        Nine Months Ended
                                  Sept 29,    Oct 1,        Sept 29,    Oct 1,
                                    1996       1995           1996       1995
Net sales:
 Equipment                       $   8,558  $   3,727     $   21,680 $    13,604
 Service                             4,711      6,139         14,902      21,128
                                    13,269      9,866         36,582      34,732

Costs and expenses:
 Cost of equipment sales (Note B)   10,918      3,323         21,872      29,431
 Cost of service sales               5,005      4,692         14,079      15,779
 Research and development            7,866      8,216         23,807      25,665
 Sales, General and Admin            7,760      8,005         24,292      26,026
 Restruct costs (Note B)                 0          0              0       4,499
  Total                             31,549     24,236         84,050     101,400

Operating loss                     -18,280    -14,370        -47,468     -66,668

 Int exp, princ related parties       -911       -380         -2,149      -2,590
 Interest income                        55         25            131         105
 Other (expense)/income, net            87       -109           -171          66

Loss before income taxes           -19,049    -14,834        -49,657     -69,087


Net loss                         $ -19,049  $ -14,781     $  -49,657 $   -69,274

Net loss per common share (Note A):

Net loss attributable to common
 shareholders                    $ -25,707  $ -19,751     $  -68,311 $   -82,741

Loss per common share            $   -0.58  $   -0.47     $    -1.55 $     -1.97

Weighted average shares
 of common stock                    44,373     42,447         44,068      42,010

The accompanying notes are an integral part of the condensed consolidated financial statements.
Condensed Consolidated Balance Sheets
(in thousands except share data)
                                                           Unaudited
                                                            Sept 29,    Dec 31,
                                                              1996       1995
ASSETS
Current assets:
 Cash and cash equivalents                                $    4,471 $     3,490
 Accounts receivable, less allowance                          16,715      13,030
 Inventories (Note C)                                         25,582      15,796
 Prepaid expenses and other current assets                     1,293       1,353
  Total current assets                                        48,061      33,669

Property and equipment, net                                   33,843      35,800
Capitalized software, net                                      1,014       2,258
Other assets                                                     775         810
  Total assets                                            $   83,693 $    72,537

LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Current liabilities:
 Current portion of long term debt-relat parties (Note E) $   61,201 $         0
 Current portion of long term debt-other (Note E)                184         171
 Accounts payable and accrued liabilities (Note D)            33,804      28,008
  Total current liabilities                                   95,189      28,179

Long term debt-related parties (Note E)                            0      40,154
Long term debt-other (Note E)                                    518         658
Other liabilities                                              1,201       1,032
  Total liabilities                                           96,908      70,023

Shareholders' equity (Capital deficiency) (Notes E and F):
 Preferred stock, $.01 par value; authorized 10,000,000 shares:
  Series A Convertible Participating Preferred, issued
   73,641 shares in 1996 and 1995                                  1           1

  6% Cumulative Series B Convertible Preferred, issued
   728,722 and 707,345  in 1996 and 1995, respectively,
   with an aggregate liquidation preference of  $72,872,200
   and $70,734,500 in 1996 and 1995, respectively.                 7           7

  6% Cumulative Series D Convertible Preferred, issued
   1,115,074 and 1,082,362   in 1996 and 1995, respectively,
   with an aggregate liquidation preference  of $111,507,400
   and $108,236,200 in 1996 and 1995, respectively                11          11

  6% Cumulative Series E Convertible Preferred, issued
   1,139,782 and 1,106,343 in 1996 and 1995, with an
   aggregate liquidation preference of $113,978,200 and
   $110,634,300 in 1996 and 1995, respectively                    11          11

  6% Cumulative Series F Convertible Preferred, issued
   533,333 and 517,687 in 1996 and 1995, respectively,
   with an aggregate liquidation preference of $53,333,300
   and $51,768,700 in 1996 and 1995, respectively.                 5           5

  6% Cumulative Series G Convertible Preferred, issued
   572,289 and 555,500 in 1996 and 1995, respectively,
   with an aggregate liquidation preference of $57,228,900
   and $55,550,000 in 1996 and 1995, respectively.                 6           6

  6% Cumulative Series H Convertible Preferred, issued
   350,000 in 1996 with an aggregate liquidation preference
   of $35,000,000.                                                 4           0

 Common stock, $.01 par value; authorized 200,000,000 shares;
  issued 37,022,985 and 36,067,792 in 1996 and 1995,
  respectively.                                                  370         361

 Additional paid-in capital                                  446,791     412,876
 Accumulated deficit                                        -460,421    -410,764
  Total shareholders' equity (Capital deficiency)            -13,215       2,514
  Total liab and shareholders' equity (Capital Deficiency)$   83,693 $    72,537


The accompanying notes are an integral part of the condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)



                                                            Nine Mos   Nine Mos
                                                             Ended       Ended
                                                            Sept 29,    Oct 1,
                                                              1996       1995

Cash flows from operating activities:
Net loss                                                  $  -49,657 $   -69,274
Adjustments to arrive at net cash used in operating activities:
 Depreciation and amortization                                 8,510       8,773
 Non cash compensation (Note F)                                  589       1,425
 Inventory obsolescence and writedown to lower of cost
  or market                                                    3,395      12,097
 Bad debt provision/(credit)                                      -1       2,996
 Restructuring charges                                             0       4,499
Net changes in operating assets and liabilities:
 Accounts receivable                                          -3,684       6,042
 Inventories                                                 -13,181      -1,986
 Prepaid expenses and other current assets                        60         353
 Other assets                                                     35         618
 Accounts payable and accrued liabilities                      3,042      -5,847
 Other liabilities                                               169           0
  Net cash used in operating activities                      -50,723     -40,304

Cash flows from investing activities:
 Additions to property and equipment                          -5,309      -2,918
 Capitalization of software costs                                  0      -1,231
  Net cash used in investing activities                       -5,309      -4,149

Cash flows from financing activities:
 Net borrowings under revolving loan agreements               56,047      43,585
 Principal payments of long term debt                           -127        -154
 Preferred stock dividends paid                                -2.00       -1.00
 Issuance of common stock                                      1,095       1,464
  Net cash provided by financing activities                   57,013      44,894

Increase in cash and cash equivalents                            981         441

Cash and cash equivalents, beginning                           3,490       2,517

Cash and cash equivalents, ending                         $    4,471 $     2,958


The accompanying notes are an integral part of the condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows


                                                            Nine Mos   Nine Mos
                                                             Ended       Ended
                                                            Sept 29,    Oct 1,
                                                              1996       1995
Supplemental disclosure of cash flow information (in thousands):

 Cash paid during the period for interest                 $       78 $     1,776

 Cash paid during the period for income taxes                     69         496



Non-cash investing and financing activity:

 Indebtedness exchanged for preferred stock               $   35,000 $   105,000

  During the third quarter of 1995, the Company recorded a $400,000 adjustment of estimated transaction costs related to Gould capital transactions.








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

Common stock options
exercised,  $.69 to $2.00
per share

Shares issued through employee
 stock purchase plan, at a price of
 $1.9125 per share

Issuance of Series H Convertible
 Preferred Stock (Note E)

Dividends issued to Preferred Stockholders
 in shares of Series B, D, E, F
 and G                    0    0   21,377          0     32,712   0

Extension of expiration date on outstanding grant of common stock options

Net loss
Bal Sep 29, '96      73,641$   1  728,722 $        7  1,115,074$ 11



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

Common stock options exercised,
 $.69 to $2.00 per share

Shares issued through employee stock purchase plan, at a price of $1.9125 per share

Issuance of Series H Convertible
 Preferred Stock (Note E)

Dividends issued to Preferred Stockholders
 in shares of Series B, D, E, F
 and G               33,439    0   15,646          0     16,789   0        0   0

Extension of expiration date on outstanding grant of common stock options

Net loss
Bal Sep 29, 1996  1,139,782  $11  533,333         $5    572,289  $6  350,000  $4









                   Common Stock                         Shrhldrs'
                                   Addt'l                    Eq
                             Par  Paid-in      Accum   (Capital
                     Shares  Val  Capital    Deficit       Def)
Bal Dec 31, 1995 36,067,792 $361 $412,876  $-410,764     $2,514

Common stock options exercised, $.69
to $2.00/shar       769,261    7      732          0        739

Shares issued through employee
 stock purchase plan, at a price of
 $1.9125/share      185,932    2      354          0        356

Issuance of Series H Convertible Preferred
 Stock (Note E)           0    0   32,242          0     32,246            0   0

Dividends issued to Preferred
 Stockholders in shares of Series
 B, D, E, F and G         0    0       -2          0         -2

Extension of expiration date on outstanding
 grant of common stock
 options                  0    0      589          0        589

Net loss                  0    0        0    -49,657    -49,657
Bal Sep 29, 1996 37,022,985 $370 $446,791  $-460,421   $-13,215


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

The accompanying financial statements have been prepared  on
the   basis  of  accounting  principles  that  presume   the
realization of assets and the settlement of liabilities in the ordinary course of business. As discussed more fully in
Note   E   of  Notes  to  Condensed  Consolidated  Financial
Statements, the principal source of financing for the Company has been provided by Japan Energy Corporation ("Japan Energy"; a Japanese Corporation) and certain of its wholly owned subsidiaries including Gould Electronics Inc. ("Gould") and EFI International, Ltd. ("EFI") (collectively, the "Japan Energy Group"). Based on the Company's cash flow
projections,  management  believes  the  amounts   currently
available under its credit agreement with Gould should be sufficient to meet its needs through year end. The Company is in the process of developing alternative financing sources. Should the Japan
Energy Group withdraw its' financial support before the Company returns to profitability and alternative financing sources are not obtained, the Company will suffer a severe liquidity crisis and it will have difficulties settling its liabilities in the normal course of business.

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

Net loss per common share was determined by dividing the net loss, as adjusted, by applicable shares outstanding. The loss was adjusted by the aggregate amount of dividends on the Company's preferred stock. Preferred stock dividends amounted to $6,658,400 and $18,654,700 for the three and nine month periods ended September 29, 1996, respectively. For the three and nine month periods ended October 1, 1995, preferred stock dividends amounted to $4,970,100 and
$13,466,900, respectively. As of March 31, 1996, the Company reported a capital deficiency and was precluded from paying dividends on its preferred stock outstanding. Accordingly, the normal quarterly dividends payable April 15, 1996 for the period January 15, 1996 to April 15, 1996 on the Series B, D, E, F and G amounting to $6,042,800 were accumulated by the Company. On April 16, 1996, the Company completed an exchange of Series H Convertible Preferred Stock ("Series H") for indebtedness owed. Following the exchange, the Company had a capital surplus and therefore, was able to pay the accumulated dividends on the preferred shares. Dividends payable July 15, 1996 and October 15,
1996  of  $6,658,400  and $6,758,300, respectively  for  the periods April 15, 1996 to July 15, 1996 and July 16, 1996 to October 15, 1996 have been accumulated. All dividends accumulated during 1995 were paid in 1995.

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

C. Inventories

Inventories consist of the following (in thousands):

                                   September 29,        December 31,
                                           1996                1995
Purchased parts                     $     8,317          $    9,161
Work in process                          11,901               4,570
Finished goods                            5,252               1,799
Loaned computer equipment
  and consignment inventory                 112                 266
                                    $    25,582          $   15,796

Storage Product inventory amounted to $19,409,000 and $11,139,000 at September 29, 1996 and December 31, 1995,
respectively. The Company is expanding its programs to market the Storage Product through various channels, including direct, distributor and OEM sales and marketing campaigns. The Company has acquired significant inventories, provided customers with product on a trial basis and continues to improve the product features and functionality. The Company was unsuccessful in negotiating an OEM agreement in the third quarter of 1996, but continues to discuss possible agreements with several potential OEM's. As a result of lower than expected sales, the Company charged equipment cost of sales $2,584,000 during the three-month period ended September 29, 1996, increasing obsolescence reserves for Storage Product inventory. Total inventory reserves were approximately $24,618,000 and $21,249,000 at September 29, 1996 and December 31, 1995,
respectively.

D. Accounts Payable and Accrued Liabilities;

Accounts payable and accrued liabilities consist of the following (in thousands):

                                       September 29,     December 31,
                                               1996             1995
Accounts payable                          $   7,462        $   7,339
Accrued salaries and benefits                 5,195            4,261
Accrued restructuring costs                     347            1,566
Accrued interest-related parties             10,339            5,921
Accrued taxes                                 3,812            4,045
Deferred income,
  principally maintenance contracts           1,537              827
Other accrued expenses                        5,112            4,049
                                          $  33,804        $  28,008

Accrued interest of $8,902,000 and $5,215,000 was payable to Gould at September 29, 1996 and December 31, 1995, respectively. The balance of accrued interest to related parties is being amortized over the term of the credit agreement.

E.  Debt

Debt consists of the following (in thousands):;

                                      September 29,     December 31,
                                              1996             1995
Debt to unrelated parties:
 Mortgages payable                      $      702      $       829
 Current portion of debt                      (184)            (171)
 Total long term debt to
      unrelated parties                 $      518      $       658
Debt to related parties:
 Credit Agreement  with
  Gould Electronics Inc.                $   61,201      $    40,154
 Current portion of debt                   (61,201)             -
 Total long term debt to
      related parties                   $      -        $    40,154

The  Japan  Energy  Group  is a related  party  due  to  the significant financial interests of Gould and EFI in the Company. Assuming full conversion of preferred stock holdings as of September 29, 1996, the Japan Energy Group beneficially owns 78% of the Company's common stock.

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

In addition to the exchange of indebtedness for Series H, Gould amended the Credit Agreement in order to provide the Company with a committed borrowing facility of $65,000,000. Gould also has allowed the Company to borrow additional funds in excess of the maximum limit. As of November 12, 1996, the Company owed to Gould $65,744,351 under the Credit Agreement, plus $9,751,000 in accrued interest.
The credit facility bears interest at the prime rate plus 2% (10.25% at September 29, 1996). As of December 31, 1995,
the Company owed Gould $40,154,000 under the Credit Agreement bearing interest at the prime rate plus 2% (10.50% at December 31, 1995). Borrowings are collateralized by substantially all of the Company's tangible and intangible assets and the agreement contains various covenants including maintenance of cash flow, leverage and tangible net worth ratios and limitations on capital expenditures, dividend payments and additional indebtedness.

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

Since  1989,  the  principal source  of  financing  for  the
Company  has  been  provided by  Japan  Energy  Group.   The
Company is in the process of developing alternative  financing
sources.   Should
the Japan Energy Group withdraw its' financial support before the Company returns to profitability and alternative financing sources are not obtained, the Company will suffer a severe liquidity crisis and it will have difficulties settling its liabilities in the normal course of business.

F.  Shareholders' Equity

On April 16. 1996, Gould canceled $35,000,000 of indebtedness in exchange for Series H with a liquidation preference of $35,000,000. The Series H carries a 6% cumulative annual dividend requirement payable quarterly which the Company can accumulate or pay in additional shares of preferred stock (valued at its liquidation preference) until the Company's shareholders' equity exceeds $50,000,000. The Series H is convertible, at the holder's option, into the Company's common stock at $3.25 per share only; (a) if the shareholder is a United States citizen or a corporation or other entity owned in the majority by United States citizens, or (b) in connection with an underwritten public offering. The Series H is convertible, at the Company's option, if the price of the common stock exceeds $3.90 per share for twenty consecutive days and; (a) a buyer is contractually committed to purchase for at least $3.90 per share at least 50% of the shares into which all outstanding Preferred Stock would be converted, or (b) a buyer is contractually committed to purchase for at least $3.50 per share at least 75% of the shares into which all outstanding Preferred Stock would be converted. The Series H is senior in liquidation priority to all other classes of the Company's preferred and common stock and is redeemable by the Company at any time for cash equal to the liquidation preference plus accumulated dividends. Because of the related party nature of the transaction, the difference between thecarrying amount of the indebtedness exchanged and the par value of the securities issued and other consideration granted has been credited to additional paid-in capital. A summary of the financial effects of the transaction are as follows (in thousands):

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

During the nine months ended September 29, 1996 and October 1, 1995, options granted to certain officers and employees of the Company were scheduled to expire if not exercised. However, at the time the options were scheduled to expire
the   Company's   policy  on  insider  trading   effectively
prevented   the  officers  from  exercising   the   options.
Accordingly, the Board of Directors approved an extension of the expiration date until January 21, 2000 for the 1996 extension and September 7, 1996 for the 1995 extension. The extensions were treated as a cancellation of the old options and a grant of new options in the same amounts at the same
exercise   prices.    Non-cash  non-recurring   compensation
charges of $589,000 and $1,425,000 were recorded in the nine-month periods ended September 29, 1996 and July 2, 1995, respectively, in connection with the extension of the expiration dates of the stock options.

Item 2

            Management's Discussion and Analysis
      of Financial Condition and Results of Operations for the Three and Nine Months Ended September 29, 1996
                       Compared to the
         Three and Nine Months Ended October 1, 1995

The following is management's discussion and analysis of the financial condition and the results of operations of Encore Computer Corporation ("Encore" or the "Company") for the three and nine-month periods ended September 29, 1996 compared to the three and nine-month periods ended October 1, 1995. The Company's net loss for the three and nine-month periods in 1996 was $19,049,000 and $49,657,000, respectively, compared to the net loss for the same periods of 1995 of $14,781,000 and $69,274,000, respectively. As discussed in Note B of the Notes to Condensed Consolidated Financial Statements, during the second quarter of 1995 the Company recorded a charge to operations totaling $19,241,000 which related to the termination of the reseller agreement between Encore and Amdahl Corporation.

RESULTS OF OPERATIONS:
Total net sales for the three and nine-month periods of 1996 were $13,269,000 and $36,582,000, respectively, compared to net sales for the three and nine-month periods of 1995 of $9,866,000 and $34,732,000, respectively. For the nine-month period ended September 29, 1996, domestic sales of $15,857,000 decreased 8%, while international sales of $20,725,000 increased 18% from the same period in 1995.

Equipment sales increased by 130% to $8,558,000 and by 59% to $21,680,000 during the three and nine-month periods ended September 29, 1996, respectively, when compared to the same
periods  of  the  prior  year.   Domestic  equipment   sales
increased  28%  to  $10,079,000 for the  nine  months  ended
September   29,  1996  and  international  equipment   sales
increased 102% to $11,601,000 compared to the same period in
1995.    Sales  of  the  Company's  Storage  Products   were
$3,035,000 and $5,960,000 for the three and nine month periods ending September 29, 1996, respectively. In the real-time market, RSX sales continue to offset declines in other end-of-life products, while the new Alpha-based real-time product is planned to extend the Company's presence in the marketplace.

The following table illustrates equipment cost of sales for the three and nine months ended September 29, 1996 and October 1, 1995:

                       THREE MONTHS       NINE MONTHS ENDED
                           ENDED
                      Sep-29   Oct-1       Sep-29    Oct-1
                       1996     1995        1996     1995

Equipment Sales        $8,558   $3,727     $21,680  $13,604

Equipment Cost of
     Sales            $10,918   $3,323     $21,872  $29,431
Restructuring                                      ($14,242)
Additional            ($2,584)            ($2,584)
Obsolescence

Adjusted Cost of       $8,334   $3,323     $19,288  $15,189
Sales

Adjusted Cost as %        97%      89%         89%     112%
of Revenue

During the second quarter ended July 2, 1995, the Company charged equipment cost of sales $14,242,000 as a result of the termination of the Amdahl Agreement, as discussed in Note B of the Notes to Condensed Consolidated Financial Statements.

During the first nine months of 1996, the Company has made a substantial effort to expand programs to market the Storage Product through various channels, including direct, distributor and OEM sales and marketing campaigns. Sales of this product are increasing, however, to date have not met management's expectations. The Company has acquired significant inventories, provided product to customers on a trial basis, and continues to improve product features and functionality. The Company was unsuccessful in negotiating an OEM agreement in the third quarter of 1996, but continues to discuss possible agreements with several potential OEM's. As a result of lower than expected sales, the Company charged equipment cost of sales $2,584,000 during the three month period ending September 29, 1996, increasing obsolescence reserves for Storage Product inventory. As of September 29, 1996, total reserves for Storage Product inventory were $18,749,000 or 49% of gross inventory of $38,158,000.

Adjusted cost of sales as a percentage of revenue for the nine-month period ended September 29, 1996 was 89% versus 112% for the comparable period in 1995. This decrease is attributed to an improvement in efficiency and manufacturing variances due to the maturing of the Storage Product manufacturing process. However, during the three-month period ended September 29, 1996, adjusted cost of sales as a percentage of revenue increased to 97% from 89% for the same period in 1995. During the third quarter of 1996, the Company discounted Storage Products in order to penetrate the marketplace and establish reference accounts. Storage product warranty costs were also higher in the period due to the effect of engineering changes on current installations and spare part inventory.

Service sales continue to decline. For the three and nine-month periods ending September 29, 1996, service sales decreased $1,428,000 or 23% and $6,226,000 or 30% compared to the same periods in 1995. For the nine-month period, domestic service revenues declined 38% and international service revenues declined 23%. Continued declining service revenues reflect the effect on the service business of; (i) the Company's prolonged decline in equipment sales, (ii) the price competitiveness of the marketplace, (iii) the completion of long running government programs and subsequent deinstallation of systems and (iv) longer warranty periods for equipment sales required to compete in the storage marketplace. The Company expects this trend to continue.

The  following table illustrates service gross  margins  for the  three and nine month periods ended September  29,  1996 and October 1, 1995:

                       THREE MONTHS       NINE MONTHS ENDED
                           ENDED
                      Sep-29   Oct-1       Sep-29    Oct-1
                       1996     1995        1996     1995

Service Sales          $4,711   $6,139     $14,902  $21,128

Cost of Service         5,005    4,692      14,079   15,779
Sales

Gross Margin            ($294)  $1,447        $823   $5,349

Gross Margin as % of      (6%)     24%          6%      25%
Sales

All service sales are derived from installed real-time products and the cost structure within the service department is highly variable due to the utilization of service partners. Therefore, as revenues decline, costs decline as well. Moreover, management continues to reduce fixed costs on an ongoing basis. However, the Company continues its investment in various programs and infrastructure necessary to support the Storage Product line. Cost of service sales for the three and nine month periods ended September 29, 1996, increased $313,000 or 7% and decreased $1,700,000 or 11%, respectively, when compared to the same periods in 1995. Storage product support costs for the three and nine month periods of 1996 were $2,113,000 and $4,879,000, respectively, and included an adjustment to obsolescence reserves for spare parts of $600,000. For the three and nine month periods ended October 1, 1995, Storage Product support costs totaled $968,000 and $2,844,000, respectively. Excluding the cost associated with Storage Products, gross margin as a percentage of customer service revenue was 39% and 38% during the three and nine month periods ended September 29, 1996, respectively, versus 39% for the same periods of 1995.

Research and development costs for the three and nine month periods ended September 29, 1996, decreased from the comparable periods of 1995 by $350,000 or 4% and $1,858,000 or 7%, respectively. However, during the second quarter of 1995 the Company charged research and development $500,000 for the write down of capitalized software projects as discussed in Note B of the Notes to Condensed Consolidated Financial Statements. Excluding this charge, spending decreased $1,358,000 or 5% for the nine month period ended September 29, 1996, when compared to 1995. This decrease is due to the continued effect of headcount reductions taken in the second quarter of 1995. As a percentage of net sales, research and development expenses decreased to 59% and 65%, respectively, for the three and nine month periods of 1996, from 83% and 72% exclusive of the $500,000, respectively, for the same periods in 1995. The Company plans to continue high levels of research and development expenditures in order to become the market leader in the storage marketplace. The Company expects research and development spending in the fourth quarter of 1996 to remain relatively constant.

Selling, general and administrative expenses decreased by $245,000 and $1,734,000, respectively for the three and nine month periods of 1996 when compared to 1995. The decrease is attributable to cost reduction actions taken in the second quarter of 1995 to adjust expenses to levels more consistent with the declining revenue base. During the three-month period ending September 29, 1996, the Company spent $765,000 to launch a new marketing campaign aimed at the storage marketplace and focusing on the Infinity SP and its' innovative DataShare Facility. Additionally, the Company incurred charges of $589,000 related to the extension of stock options for certain officers and employees as discussed in Note F of the Notes to Condensed Consolidated Financial Statements. As a percentage of net sales, selling, general and administrative costs were 59% and 66%, respectively, for the three and nine-months ended September 29, 1996 compared to 81% and 75%, respectively, for the comparable three and nine month periods of 1995. An increase in sales, general and administrative expenses is expected in the near term as the Company expands its sales and marketing efforts for the Storage Product.

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

Interest expense for the three month period ended September 29, 1996 was $911,000 versus $380,000 for the same period in 1995. Interest expense primarily reflects interest charges under the Gould Credit Agreement. For the nine-month period ended September 29, 1996 interest expense decreased $441,000 to $2,149,000 when compared to the nine month period ended October 1, 1995. This decrease is due to various exchanges of indebtedness for preferred stock.

Other expense primarily consists of foreign exchange gain or loss. The Company realized gains in the nine month period ending October 1, 1995 and losses in the comparable period in 1996. The foreign exchange effect on the Company's financial results is minimal over time.

Income taxes for the three and nine month periods of 1995 related to profitable operations of certain foreign subsidiaries. For the comparable three and nine month periods of 1996 the Company has not recorded a provision for income taxes as a result of losses incurred and large net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES:

Since 1989, the primary source of financing for the Company has been provided by Japan Energy Corporation and its wholly owned subsidiaries, Gould Electronics, Inc. and EFI, Inc. (the "Japan Energy Group"). The Japan Energy Group has provided the Company with its revolving credit facility, loan guarantees, refinanced subordinated debentures and entered into various exchanges of indebtedness for the Company's preferred stock. As of September 29, 1996, assuming full conversion of its holdings in the Company's preferred stock, the Japan Energy Group beneficially owns 78% of the Company's common stock.

During the past five years, the Company has incurred significant operating losses and has been unable to generate cash flows from operating activities. As of September 29, 1996, the Company had a capital deficiency of $13,215,000. Cash used in operating activities for the nine month period ended September 29, 1996 amounted to $50,723,000 compared to $40,304,000 for the same period in 1995. Among the significant  uses of cash in the nine months of  1996  were;
(i) the net loss for the period of $49,657,000 and (ii) inventory acquisitions of $13,181,000, primarily related to the Storage Product. Non cash expenses included; (i) depreciation and amortization of $8,510,000, (ii) increased obsolescence reserves of $3,395,000 and (iii) non cash compensation of $589,000 as discussed in Note F of the Notes to Condensed Consolidated Financial Statements. Increased accounts receivable of $3,684,000 were partially offset by increased accounts payable and accrued liabilities of $3,042,000.

During the nine-month periods ended September 29, 1996 and October 1, 1995, expenditures for property and equipment
were   $5,309,000   and   $2,918,000,   respectively   while
expenditures    for  capitalized  software   were   $0   and
$1,231,000,  respectively.  Purchases of   Customer  Service
spare parts in support of the Storage Product acccounted for 46% of total spending for property and equipment in the nine-month period ended September 29, 1996.

Cash provided by financing activities for the nine-month periods ended September 29, 1996 and October 1, 1995 amounted to $57,013,000 and $44,894,000, respectively. The principal source of financing has been through various loan agreements provided by Japan Energy Group. On April 16, 1996 the Japan Energy Group continued its support as discussed in Note E of the Notes to Condensed Consolidated Financial Statements by; (i) accepting Preferred Series "H" Stock in exchange for $35,000,000 of debt and (ii) providing a $65,000,000 line of credit. Gould also has allowed the Company to borrow additional funds in excess of the maximum limit. As of November 12, 1996, Encore owed to Gould $65,744,351 in debt, plus $9,751,000 in accrued interest.

During the next twelve months and until such time in the future as the Company returns to a state of continued profitability, it will have to fund its operating activities
through   further  financing  activities.
Based   on  the  Company's  cash  flow  projections,
management believes the amounts currently available under its credit agreement with Gould should be sufficient to meet its needs through year end. The Company is in the process of developing alternative financing sources.
Should the  Japan  Energy  Group
withdraw its' financial support before the Company returns to profitability and alternative financing sources are not obtained, the Company will suffer a severe liquidity crisis and it will have difficulties settling its liabilities in the normal course of business.


                    Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K
    (a)  Exhibits required by Item 601 of Regulation S-K
         Exhibit No. 11 - Statement re: computation
             of per share earnings.  See page 21.
         Exhibit  No. 27 - Financial Data Schedule.  See page 22.
    (b)  Reports on Form 8-K
           No reports on Form 8-K were filed by the Company during the quarter ended September 29, 1996.

                        Encore Computer Corporation

                              Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Encore Computer Corporation
Date:November 13, 1996

                        KENNETH G. FISHER           EDWARD J. BAKER
                        _________________           _______________
                        Kenneth G. Fisher           Edward J. Baker
                        Chairman of the Board       Corporate Controller
                        and Chief Executive Officer Secretary
                                                    Chief Accounting
                                                    Officer