Form 10-K
period 1996-12-31
ENCORE COMPUTER CORP /DE/
filed 1997-04-15
CIK 764037

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                             FORM 10K
(MARK ONE)
  [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934 [FEE REQUIRED]
         For the Fiscal Year Ended December 31, 1996
                                OR
  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the Fiscal Year Ended December 31, 1996


                   Commission File No. 0-13576

                   ENCORE COMPUTER CORPORATION
      (Exact name of registrant as specified in its charter)

           Delaware                               04-2789167
   (State of Incorporation)                  (I.R.S. EMPLOYER I.D.NO.)

  6901 West Sunrise Boulevard
   Fort Lauderdale, Florida                    33313
(Address of Principal Executive                   (Zip Code)
           Offices)

   Telephone:  (954) 587-2900

 Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, par value $.01 per share

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  __X__Yes  _____No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  [X].

 Aggregate market value, as of April 12, 1997 of Common Stock held by non-affiliates of the registrant:  $75,087,914.

The number of shares outstanding of the registrant's only class of
                  Common Stock as of April 12, 1997 was 37,308,306

                                               PART OF DOCUMENT
      DOCUMENTS INCORPORATED BY              IN WHICH INCORPORATED
                     REFERENCE:

Proxy Statement for the 1997 annual Meeting     Part III, Items
                            of Shareholders       10,11,12,13

 A list of all exhibits to this Form 10-K is on Page 50.

PART I

Item 1  Business

(a)  General Development of Business

Encore Computer Corporation ("Encore" or the "Company"), founded in 1983, designs, manufactures, distributes and supports scalable real-time systems, data storage, data retrieval, and sharing technologies for mixed platform processing environments. Headquartered in Fort Lauderdale, Florida, the Company sells its products direct and through distributors in the United States, Canada, Europe and the Far East.

In 1989, Encore acquired the assets and assumed the liabilities of the Gould Electronics Inc. Computer Systems Division (the "Computer Systems Business"), a business that was significantly larger than the Company itself. Since 1989, Japan Energy Group and its wholly owned subsidiaries, Gould and EFI, have been the principal source of the Company's financing by either directly providing or guaranteeing the Company's loans. Each of the Company's debt agreements with Japan Energy Group and its wholly owned subsidiaries have contained various covenants including maintenance of cash flow, leverage, tangible net worth ratios, limitations on capital expenditures, dividend payments and additional indebtedness. Currently and at various times in the past, the Company has been in default of certain covenants contained in the debt agreements but waivers of compliance with those covenants have been obtained and, generally, the Company has been able to successfully renegotiate favorable terms with its creditor. To continue operating in the normal course of business, the Company is and will remain dependent on the continued financial support of Japan Energy Group and its subsidiaries. Until such time as the Company returns to a state of sustained profitability, Encore will be unable to secure funding from other parties and/or generate sufficient levels of cash through operations to meet the needs of the business.

Since the acquisition, the Company has invested heavily in research and development activities to integrate both businesses' technologies into a single, high performance open system architecture. This effort has most recently resulted in the announcement and delivery of products such as the Infinity SP(TM) and the Infinity R/T (TM). The Company has invested heavily in research and development of the Infinity SP (TM) Universal Storage Processor with DataShare(TM) Facilities to establish its presence in the multibillion dollar storage marketplace. Although the storage marketplace is new to Encore, the Company believes the Infinity SP(TM) product will be a market leader. From a storage perspective, the Infinity SP(TM) supports multiple environments and cross platform data sharing between open systems and mainframe applications. The Infinity SP(TM) is built around Encore's patented Memory Channel/Reflective Memory technology. The Infinity SP(TM) offers extremely competitive application, connectivity and performance advantages. In the context of cross platform shared protected storage for open systems and mainframes, the Infinity SP(TM) family of products are technology leaders.

The Infinity SP(TM) storage systems were developed specifically for the information systems storage market. These systems handle the complex requirements of large on-line transaction processing (OLTP), including IBM-compatible customer information control systems (CICS), client server, relational data base management systems (RDBMS), decision support systems (DSS) and interactive information networks. These applications are primarily found in the banking, brokerage, insurance, airline, electronic publishing, information, telecommunications and data services industries.

The newest real-time product is the Infinity R/T(TM). The performance features of the Infinity R/T(TM), based on scalable system elements, along with the Company's reputation in real-time computing have captured the attention of many of its traditional customers. The Infinity R/T(TM) has significant price performance advantages in the real-time market. This, coupled with Encore's proprietary software, yields highly deterministic open systems solutions. These solutions range from Encore's traditional markets in simulation, energy, and data acquisition to newly developed market opportunities in transportation and process control. The Company's continued development of its patented Reflective Memory(R) interconnect technology, integration capabilities and "Hard Real-Time" software makes Encore a technology leader.

As more fully discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes B and F of the Notes to Consolidated Financial Statements, since the acquisition of the Computer Systems Business the Company's results have been adversely affected by; (i) a slower than anticipated acceptance of the Company's new open systems technology products in the information systems marketplace, (ii) the termination of a reseller agreement between the Company and Amdahl Corporation, (iii) continued heavy investment in research and development of its open systems architecture and (iv) declining equipment sales as certain of the Company's traditional real-time products have reached the end of their product life cycle. Total sales from the Company's new open systems technology products amounted to $6,603,000 through December 31, 1996.

Approximately 22% of 1996 revenues were derived through sales to various U.S. government agencies. Certain of these agencies, such as the Department of Defense, are precluded from awarding contracts which require access to classified information to foreign owned or controlled companies. The principal source of both debt and equity financing for the Company has been provided by Gould Electronics Inc. ("Gould") and EFI International Inc., wholly owned subsidiaries of Japan Energy Corporation ("Japan Energy"; a Japanese corporation with $20 billion in annual net sales).

As of March 19, 1997, the Japan Energy Group beneficially owned 83% of the Company's common stock assuming the full conversion of all shares of its preferred stock. In light of limitations on the ability of certain U.S. government agencies to transact business with foreign owned or controlled companies, Encore and the Japan Energy Group have proactively worked to comply with all U.S. requirements. In this connection, the Japan Energy Group has agreed to accept certain terms and conditions relating to its equity securities in the Company, including limitations on the voting rights of its shares, limitations on the number of seats it may have on the board of directors and certain restrictions on the conversion of its preferred shares into common stock. In connection with the recapitalizations and exchanges of debt for Series H and Series I Preferred Convertible Stock as discussed in more detail in Notes J and M of Notes to Consolidated Financial Statements, the United States Defense Investigative Service ("DIS") has reviewed the relationship between the Company and the Japan Energy Group under revised government requirements relating to foreign ownership, control and influence. Given the current requirements in the National Industrial Security Program Operating Manual ("NISPOM"), DIS has decided to replace the previous method of negation of Foreign Ownership Control and Influence, accomplished by resolution of the Company's Board of Directors, with a more detailed Security Control Agreement as prescribed by DIS in the NISPOM, which is currently being drafted by Encore's counsel.

Encore is committed to complying with all U.S. government requirements regarding foreign ownership and control of U.S. companies. At this time, the Company is not aware of any circumstances that would adversely affect the position previously taken by DIS. However, should DIS change its opinion of the nature of Japan Energy's influence or control on the Company, a significant portion of the Company's future revenues realized through U.S. government agencies could be jeopardized.

(b)  Financial Information About Industry Segments

The Company operates in a single industry segment as described in Item 1(c) below. Certain required segment information related to the Company's financial operations for the last three years is included in Note K of Notes to Consolidated Financial Statements.

(c) Narrative Description of the Business

The Company operates in various market niches of a single industry segment, the information technology industry, which includes the design, manufacture, sale and service of storage and computer systems, software and other related equipment on a worldwide basis.

Principal Markets
Within the information technology industry, Encore participates in mainframe and open systems storage and real-time computing marketplaces.

Mainframe and Open Systems Storage Markets
The Company has introduced its massively scalable, symmetric multiprocessor-based open systems products into primarily four information processing markets; (i) Cross Platform Enterprise Data Storage, (ii) Mainframe Storage, (iii) Network Attached Storage and (iv) Open Systems Storage. Encore's strategy is to provide a system that can continue to support a user's existing critical applications while allowing the user to reengineer some or all of those applications to run in an open systems environment at a much lower cost than traditional mainframes.

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

Encore addresses the growing open data storage market by providing the world's fastest Universal Storage Processors with DataShare(TM) Facilities. From a storage perspective, the Infinity SP(TM) supports multiple environments and cross-platform data sharing between open systems and mainframe applications. This means that with Encore's Mainframe DataShare(TM) Facility, mainframe sequential datasets stored on the Infinity SP(TM) can be read by attached open systems. Additionally Encore's Open Systems DataShare(TM) Facility provides comparable support in the opposite direction. Channel attached mainframes can read open systems volumes stored on the Infinity SP(TM). Businesses operating applications on mainframes or in an open systems environment can use the DataShare(TM) Facilities to significantly reduce the elapsed time and effort required to access data between platforms. The Infinity SP(TM) offers competitive applications, connectivity, and performance advantages. In the context of cross-platform shared protected storage for open systems and mainframes, the Infinity SP(TM) is a technology leader.

To market the new Storage Product, the Company has established an aggressive direct distribution and OEM sales and marketing campaign. As part of this campaign, the Company has recruited industry knowledgeable sales people from leading storage vendors. Additionally, Encore continues to seek out strategic distribution partners whose industry presence, expertise and sales channels will allow it to more efficiently bring the Company's leading edge Storage Product offerings to market. The successful acceptance in the marketplace of the new storage products and their timely development and shipment will play a key role in determining the Company's results of operations and competitive strength in the future.

Real-Time  Markets
The  Company's  real-time computer systems, the Infinity  R/T(TM)
Family,   are   used   for   the  acquisition,   processing   and
interpretation  of  data primarily in three market  niches;   (i)
simulation, (ii) energy and (iii) transportation.

Simulation is the Company's largest real-time market niche. Encore products are widely used in simulators that duplicate complex situations in controlled environments. The
Company's installed simulation systems are used to safely and economically train commercial and military personnel to operate and maintain complex systems such as space vehicles, aircraft, weapons systems, ships, ground-based vehicles and nuclear power plants.

Encore also competes in the power and electric utility market niches of the energy marketplace where the Company's real-time systems typically acquire, monitor and provide supervisory and closed loop control in energy management, power plant monitoring and control and power plant simulation systems. The Company's systems monitor the transmission and distribution of electrical power from generation to substation to end use. The system also facilitates the training of power plant operators by putting them in simulated environments to prepare them for emergency situations. Within the energy marketplace as a whole, Encore systems provide the same real-time capability of data acquisition and control to other market niches such as seismic, oil exploration and off-shore oil platforms.

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

The Encore customer base in both the information processing and real-time market places are technology and life cycle cost driven and constantly in need of increased performance at lower costs. The Company's sales efforts in the real-time market are concentrated on "program" business where typically large contracts are awarded with multiple systems scheduled for delivery over an extended period of years, including continued demand for upgrades and spare parts as well as ongoing maintenance.

Principal Products
Encore offers two principal families of storage and computer systems targeted at the niches within the storage processing and real-time computing marketplaces of the information technology industry discussed above. These product families are the Infinity SP(TM) Storage Processors, and the Infinity R/T(TM) Series. Additionally, the Company continues to support its prior generation CONCEPT/32(R) real-time computer product line.

Infinity SP(TM)
The Infinity SP(TM) Series Universal Storage Processors with DataShare(TM) Facilities are designed to concurrently address the mixed storage needs of IBM and plug compatible mainframes, SCSI attached hosts, and network attached clients under a common, versatile platform. In order for the Infinity SP(TM) to support simultaneously all of these roles, Encore developed software products such as Mainframe DataShare(TM), Open Systems DataShare(TM), Backup/Restore DataShare(TM), Remote Dual Copy, Backup While Open and others which take full advantage of the storage processors architecture to provide data center solutions to the entire enterprise in a seamless fashion. These products enable mainframe and open systems data stored on the Infinity
SP(TM)  to  be  shared  at  disk  speeds,  thereby  significantly narrowing the information gap. The Mainframe DataShare(TM) Facility allows MVS IBM mainframe sequential datasets (QSAM) stored on an Infinity SP(TM) to be read by a SCSI attached Open System Platform. The Open System DataShare(TM) Facilities allows selected SCSI attached volumes stored on an Infinity SP(TM) to be read by an IBM compatible mainframe running MVS with no special software running on the mainframe. The Backup/Restore DataShare(TM) Facility allows an Infinity SP(TM) to backup and restore SCSI attached and network attached volumes from an IBM compatible mainframe running MVS with existing mainframe resident backup utilities.

The Infinity SP(TM) fulfills the diverse storage requirements of legacy and open enterprises by eliminating the overlaps and hidden costs of multiple conventional fixed function storage products. Infinity SP(TM) storage subsystems are capable of delivering storage solutions from 48 gigabytes to multiple terabytes. Encore believes the Infinity SP(TM) provides the world of increasingly heterogeneous computing components simpler and cost effective solutions.

Infinity Gateway (TM)
The Encore Infinity Gateway(TM), the lowest priced member of the Infinity SP(TM) family provides mainframes and open systems concurrent access to shared datasets in real-time. The Infinity Gateway utilizing DataShare(TM) Facilities provides a disk-based high-speed/low latency interchange path between MVS, UNIX(R), and other operating platforms. For example, mainframe data sets stored on the Infinity Gateway as IBM 3390 volumes are immediately accessible from SCSI and network attached hosts without file duplication. Such direct data sharing technology bypasses lengthy file transfers and laborious tape handling currently employed to exchange data between dissimilar systems. Similarly, open systems may store files on the Infinity Gateway for direct access by mainframes.

Infinity R/T
The Encore Infinity R/T(TM) offers high performance real-time solutions with the latest in processor technology. The Infinity R/T is specifically designed to incrementally migrate CONCEPT/32 legacy applications to an open systems environment by maintaining object code and bus compatibility.

The Infinity R/T Model 500 Modular Computing Family is Encore's entry level PCI bus based system, powered by Digital Equipment Corporation's Alpha(R) and/or Intel Corporation's Pentium(R) processor. This provides unprecedented modularity and flexibility with tremendous price/performance leadership. The Infinity R/T Model 400 Family of systems is comprised of state-of-the-art departmental and enterprise Symmetrical Multi-processing computers, powered by Digital's Alpha micro-processors and is based on the latest PCI bus technology. Encore's Real-Time software and hardware enables users to derive ultra high performance without sacrificing the Real-Time requirements  of  low  latency, high determinism  and  fast  I/O response. Both models are compatible with Encore's new PCI Reflective Memory subsystem that provides high-speed R/T connectivity for up to 256 clustered nodes.

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

The Company provides a standard product warranty on its computer systems for parts and labor which generally extends ninety days from the date of installation, but on certain products for up to two years. On its storage processor product line, the standard product warranty for parts and labor generally extends two and, in some cases, may extend three years.

Sales and Distribution
Encore uses multiple channels of distribution to sell its products. The primary channel for storage system sales has been its direct sales force, consisting of approximately 23 salespersons located throughout the United States, Canada and Western Europe. The Company also has joint venture operations in Japan, and various other arrangements with distributors throughout the world.

The Company is expanding its utilization of systems integrators, distributors and independent software vendors (ISVs) in its distribution network particularly after the termination of the Amdahl Reseller Agreement discussed in Note B of Notes to Consolidated Financial Statements. The Company's strategy is to continue to expand its distribution channels through the establishment of marketing alliances with other industry leaders. Examples of the Company's efforts were the signing of a distribution agreement with Federal Computer Corporation as well as a business development agreement with Jones & McClesky.

The Company's ability to increase sales and improve operating results for future periods is dependent upon the acceptance of its Storage Products in the marketplace, and the timely and successful introduction of additional functions and features for these products. Encore continues to seek out strategic distribution partners whose industry presence, expertise and sales channels will allow it to more efficiently bring the Company's leading edge open system and Storage Product offerings to market. There can be no assurance that the Company's products will achieve or sustain market acceptance or successfully compete against the products of other larger, better known companies.
The Company's general policy is to sell rather than lease its products. The Company generally has a policy of no returns and does not typically extend payment terms beyond those prevalent in the computer industry. A significant portion of the Company's sales typically occur in the last month of a fiscal quarter, a pattern that is not uncommon in the computer industry. The Company seeks to minimize the time from receipt of a purchase order for a computer system to delivery of the system. Accordingly, the Company does not believe backlog reported at any point in time aids materially in the overall understanding of the business. Encore's business is not subject to pronounced seasonal fluctuations.

During the years reported, the Company has not been dependent upon any one customer for a material part of its business with no single customer accounting for more than 10% of its sales. However, in fiscal 1996, 1995 and 1994, approximately 22%, 24%, and 32%, respectively, of its sales were derived either directly or indirectly from various United States government agencies. None of the Company's contracts with United States government agencies are subject to the renegotiation of profits or termination at the election of the government.

Research and Development
Storage Product
The company builds and distributes a family of revolutionary storage products designed to connect to IBM Mainframe, Open Systems and Network Hosts. While competing products are implemented as dedicated hardware designs intended to meet a single storage requirement, Encore's implementation is a software approach based on standard hardware components. As a result, the Encore product is the expression in the high-end storage market of the following industry trends:

     -The  replacement of dedicated, proprietary, single-function
      electronic   hardware  platforms  with  standard,   general
      purpose, "commodity," computer configurations.

     -The migration of virtually all computing platforms to low cost, personal computer components.

     -The   replacement  of  hardware-intensive  solutions   with
      software-intensive ones.

     -The   replacement  of  large,  stand-alone   systems   with
      multiple, networked small systems.

To accomplish Encore's vision, the Company is integrating the necessary elements:

     -Data  sharing to allow universal real-time access to common data (one copy of data, readable from open and proprietary systems). The SP is a "computer," thus a generic platform. DataShare represents one key application; new applications like Intershare, Communications, Storage Management, etc. further demonstrates the inherent flexibility of the architecture.

     -Encore's current multi-node capability is a predecessor  to
      the   ability  to  have  hundreds  of  storage   processors
      interconnected over high speed fiber optics. All discs across the network of storage processors must become available to all hosts in a real-time manner. This requires a high-speed media (Fiber optics), distances to multiple kilometers, and most importantly, "indistinguishable access to local or remotely located discs".

     -Internet and Intranet capabilities. Users on open and proprietary systems through Encore have access via networks (e.g., Ethernet LANs, WANs) as well as access via the Internet or Intranet to previously unseen data. Mainframe data can now be viewed via the Infinity SP on to the Net.

Encore's product vision is to use highly intelligent and interconnected storage processors to blur the traditional boundaries between computer networks and storage environments. Encore's systems attempt to provide a single system view of corporate data by making access to any device remote or local, open or proprietary, transparent.

Real Time
Encore's Research and Development strategy is defined around the following targets of opportunity:

     -Encore's  existing customer base: "Systems, SEL,  Gould"  -
      simulation, telemetry, energy and transportation.
     -Digital Equipment Corporation (DEC) customers who need real-
      time    capabilities,   integration    and    high    speed
      interconnectivity:
          - Digital UNIX real-time enhancements
          - Real-Time option modules
          - VME Alpha Systems
          - Deterministic SMP Alpha Systems
          - High Speed Clustering
     -Other opportunities in which high speed interconnectivity of systems (extreme low latency and greater throughput than networking) is a critical aspect of the application.

The Company has a long history of proprietary design (SEL, Concept, RSX, Encore 91/93) and a large installed base. In Real-Time/Technical computing, the key trend of the 90s has been to utilize PC and PC-bus technologies because of their price and performance advantages. The traditional competition has not reacted to this trend and has lost major market share by continuing to do proprietary designs. The new competition is made up of UNIX Servers and PCUs augmented with third party offerings to provide reasonable real-time capabilities. Encore seeing this trend has implemented a research and development strategy in which we utilize industry standard technology (Pentium Pro, Alpha, UNIX, Windows NT, PC buses, etc.). Encore's value-add is that the Company has developed a set of real-time software, scaling technologies, cluster interconnects, real-time options, and third party integration to provide true real-time capabilities while maintaining industry price and performance curves.

Because Encore's value-adds have been developed as layered products, which sit above industry solutions, they are quickly ported to the diverse and ever changing technology. Therefore, the Company's products avoid the classic lag time associated with adding real-time capabilities to the industry's leading technology.

Manufacturing and Raw Materials
The Company's manufacturing operation is ISO 9002 certified and consists primarily of the assembly and integration of purchased parts, components, and subassemblies into computer and data storage systems. Printed circuit boards are assembled using surface mount technology and automatic placement equipment, while substantially all peripherals are purchased from third party vendors. Extensive testing and burn in is performed at the board, component and sub assembly level and at final systems integration.

Encore's products are comprised of a wide variety of electronic and mechanical components, raw materials and supplies. The Company relies heavily on external sources of supply for these items as well as for other supplies and services. Neither the Company's customers nor its vendors require Encore to carry significant amounts of inventory to meet rapid delivery requirements or to assure itself of a continuous allotment of goods from suppliers. The Company has developed multiple commercial sources for most components and raw materials used in the manufacture of its computer systems. However, because of the attractiveness of employing the latest technology in its product line, Encore does utilize several single source vendors for certain critical components in the Infinity SP(TM) product line. While delays in delivery of such single source components could cause unplanned delays in the shipment of certain products, at this time, the Company has no reason to believe any of its single source vendors present a serious business risk to the Company.

The Company believes that its manufacturing facilities are sufficient to meet its requirements for three years.

Competition
The computer storage industry is intensely competitive and is characterized by rapid technological advances, decreasing product life cycles and price reductions. The principal competitive factors in the Company's markets are total system performance and
functionality,        quality,        reliability,         price,
compatibility/connectivity to other vendors' systems, along with long term service and support.

Within the storage product marketplace, the Company's competition includes EMC, International Business Machines (IBM) and Hitachi Data Systems. The primary competitors in the Company's real-time markets are also established companies, such as Concurrent Computer Corporation and Silicon Graphics.

Many of Encore's competitors have greater financial, technical, and marketing resources than Encore. In some cases, this places the Company at a disadvantage. While the competition is beginning to utilize software solutions to improve functionality in the storage marketplace, the Company considers its level of experience and general understanding of its computer architecture and software solutions to be its competitive advantage.

Patents and Licenses
Encore owns a number of patents, copyrights, and trademarks relating to its products and business. Encore's most important patents constitute the basis for Encore's premiere Reflective Memory technology, which is incorporated into the Company's high-performance, high-availability Storage Systems products. Reflective Memory products permit the same data to be broadcast (i.e. reflected) instantaneously to several nodes at once, thereby extraordinarily decreasing data transfer times. Encore continues to develop this highly valuable and sought-after technology and is actively engaged in a program to protect it's patents and registered marks from infringement. The Company is also actively pursuing additional patents on its innovations.

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

Encore has entered into licensing agreements with several third party software developers and suppliers. The licenses generally allow for use and sublicense of certain software provided as part of the computer systems marketed by the Company. Encore is licensed by the Santa Cruz Operation to use and sublicense their UNIX operating system in the Company's computer systems.

As discussed in Note I of Notes to Consolidated Financial Statements, in connection with its recapitalization in January 1991, the Company licensed substantially all of its intellectual property to Gould on a royalty free basis. However, under the terms of the agreement, and in combination with certain extensions granted by Gould, Encore retained the exclusive use of the intellectual property through December 31, 1995. Those extensions have expired and effective January 1, 1996, both Gould and Encore have the right to use the Encore intellectual property.

While  the  Company maintains the legal right  to  terminate  the
Gould license under certain conditions, the Company does not currently have the financial capability to do so. Gould has stated it has no immediate plans to utilize the technology to compete with the Company in which it has a very substantial investment.

Environmental Matters
Compliance with Federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment are not expected to have a material effect on the capital expenditures, operations or competitive posture of the Company or its subsidiaries.

Employees
As of December 31, 1996, Encore had 694 full-time employees engaged in the following activities:
                                                    Employees


         Customer Service                              131
         Manufacturing                                 125
         R & D/Custom Products                         235
         Sales and Marketing                           147
         General and                                    56
            Administrative
         Total                                         694

The Company's future success will depend in large part on its ability to attract and retain highly skilled and motivated personnel, who are in great demand throughout the industry. None of the Company's domestic employees are represented by a labor union.

Executive Officers of the Company

The names of the Company's executive officers and certain information about them are set forth below.

               Name             Age         Position with Company
       Kenneth G. Fisher         66      Chairman of the Board
                                        and Chief Executive Officer

       Rowland H. Thomas,        61      President and
       Jr.
                                        Chief Operating Officer

       Charles S. Anderson       67      Vice President,
                                        Corporate Relations

       Ziya Aral                 44      Vice President, Systems
                                       Engineering
                                        and Chief Technology Officer

       Robert A. DiNanno         50      Vice President and General
                                       Manager,
                                        Global Customer Operations

       Charles S. Namias         38      Vice President,
                                        Corporate Alliances

       James C. Shaw             49      Vice President,
                                        Manufacturing Operations

       George S. Teixeira        40      Vice President,
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

Mr. DiNanno joined the Company in July 1986. Until June 1992, Mr. DiNanno served as Vice President and General Manager, Operations. At that time, he was appointed Vice President and
General Manager, Real-Time Operations. In June of 1996, Mr. DiNanno was appointed Vice President and General Manager of Global Customer Operations. Prior to joining the Company, he served as Vice President, Manufacturing at Adage, Inc. from November 1983 to June 1986. Mr. DiNanno also held domestic and international management assignments with Honeywell Information Systems, Inc. from June 1979 until November 1983. Mr. DiNanno has experience with military and commercial flight simulations acquired during his tenure at Singer Link.

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

(d) International Operations

The Company maintains sales and service operations in Europe and Canada through wholly-owned subsidiaries. In the Far East, sales and service operations are performed through a joint venture in Japan, and distributor agreements throughout the remainder of the Pacific Rim. In fiscal 1996, approximately 59% of consolidated net sales were derived from foreign operations. The Company believes that its overall profit margins with respect to foreign sales are not materially different from profit margins from domestic sales. In view of the locations and diversification of its foreign activities, the Company does not believe that there are any unusual risks beyond the normal business risks attendant to activities abroad. Encore attempts to limit its foreign currency denominated assets and liabilities to reduce its exposure to foreign currency fluctuations. Additional information relating to the Company's international operations, including financial information segregated by major geographic area, is contained in Note K of the Notes to Consolidated Financial Statements.

Item 2   Properties

Listed   below   are  the Company's principal  facilities  as  of
December 31, 1996.
                                        Owned or  Approximate
        Location        Principal        Leased    Square
                         Use                         Feet

        Ft.             Administrative/    Owned     232,000
       Lauderdale,FL    Development/
                        Marketing

       Melbourne,FL     Manufacturing      Owned     137,000
       London,England   Sales/Service      Leased     35,000
       Paris, France    Sales/Service      Leased     23,000

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

Item 4  Submissions of Matters to a Vote of Security Holders

No items were submitted to a vote of the security holders during the fiscal quarter ended December 31, 1996.

PART II

Item   5   Market  for  Registrant's  Common  Equity  and  Related
Stockholder Matters    The Company's common stock is traded on the
NASDAQ Small Cap Market System under the symbol ENCC.
The high and low closing sale prices of Encore's common stock are shown for fiscal years 1996 and 1995 in the table below:

                      Fiscal 1996             Fiscal 1995
                     High       Low         High      Low

      1st Quarter    3   7/16  1     5/8    3   9/32    1 23/32
      2nd Quarter    3  13/16  2     7/16   3           1  1/16
      3rd Quarter    3   1/32  1    11/16   2  19/32    1  1/16
      4th Quarter    1  31/32  1            2   3/4     1   1/2

The First National Bank of Boston is the stock transfer agent and registrar of the Company's common stock, and maintains shareholder records. The agent will respond to questions on change of ownership, lost stock certificates, consolidation of accounts and change of address. Shareholder correspondence on these matters should be addressed to:

The  First National Bank of Boston
Shareholder Services Division
P.O. Box 644
Boston, Massachusetts 02109.

As of April 12, 1997, there were approximately 2,638 holders of record of the Company's common stock. The Company has never paid cash dividends on its common stock and under the terms of the Company's current financing agreements, the Company is prohibited from paying such dividends.

Item 6 Selected Financial Data

 (in thousands   Pro       For the year ended December 31,
 except         Forma
 per share       1996(2)    1996     1995    1994    1993   1992
 data)
 Net sales       $47,627  $47,627  $49,328 $76,550 $93,532 $130,893
 Operating loss  (67,218) (67,218) (77,796)(50,848)(62,085)(22,544)
 Net loss        (70,732) (70,732) (81,354)(54,556)(69,565)(32,522)
 Net loss per
          common
  share (1)        (2.18)   (2.18)  (2.37)  (1.68)  (2.01)  (0.98)
Weighted average
  shares of
 common
  stock           44,174   44,174   42,287  40,755  39,273  37,899
 outstanding
 (1)
 Working capital (27,479) (67,295)   5,490  20,237   3,499  14,270
       (deficit)
    Total assets  69,256   69,256   72,537  99,021  84,070 105,686
  Long term debt     476      476   40,812  89,249 112,919  66,413
   Shareholders'
          equity
  (capital         5,806  (34,010)   2,514 (22,040)(66,560)    508
 deficiency)

(1)  During 1996, 1995, 1994 and 1993, preferred stock  dividends amounted  to $25,413,000, $19,061,600, $13,986,600 and $9,184,700,
respectively.   All  preferred  stock  dividends  were   paid   in
additional shares of preferred stock.

(2) Presents the pro forma effect of an exchange of $40,000,000 indebtedness for preferred stock between Gould Electronics Inc. and the Company on March 19, 1997 as if such transaction had occurred on December 31, 1996.

Item 7   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview

Encore Computer Corporation ("Encore" or the "Company") was founded in May 1983 and was in the development stage until October 1986. During this period, the Company was primarily involved in the research, development and marketing of UNIX(R) based computers and terminal servers. In 1989, Encore significantly increased its size and worldwide marketing presence when it acquired substantially all of the assets of the Computer Systems Division of Gould Electronics Inc. (the "Computer Systems Business"). This was a significantly larger business than the Company and one which for over twenty-five years provided real-time computer systems solutions to the simulation, transportation and energy marketplaces.

During the late 1980s, product demand in the computer marketplace began to migrate from more traditional proprietary computing technologies towards an open systems technology. The Company targeted its research and development efforts towards programs to develop a new generation of open system computers. Since the beginning of 1994, the Company has spent approximately $94,000,000 in research and development activities. This has resulted in the current availability of a family of storage systems and open system computers including; (i) the Infinity SP(TM) Storage Processor with DataShare Facilities(TM), and (ii) the Infinity R/T(TM). In light of this new technology the Company has targeted the multibillion dollar storage market as a strategic growth market. This is a new market for the Company and is intended to replace the declining revenues from the real-time market. The Company's real-time market revenues have decreased from $130,893,000 in 1992 to $41,024,000 in 1996. The
Company expects the Infinity SP(TM) to penetrate the storage market and establish market presence. The acceptance of Encore's Infinity SP Universal Storage Processor with DataShare(TM) Facilities in the market place, and the timely and successful introduction of additional functions and features for these products will determine the Company's future results. Through December 31, 1996, total sales of the Company's new open systems technology products amounted to $6,603,000.

To market the new storage product, the Company has developed a direct distribution and OEM sales and marketing strategy. The Company has recruited industry knowledgeable sales people from leading storage vendors and expanded its sales offices around the world. Additionally, Encore continues to seek out strategic distribution partners whose industry presence, expertise and sales channels will allow it to more efficiently bring the Company's leading edge storage product and open system offerings to market. The Company has acquired significant inventories, provided product to customers on a trial basis and continues to improve product features and functionality. Direct sales of these products to date have not met management's expectations as customers express concerns over the financial viability of the
Company. The Company was unsuccessful in negotiating an OEM agreement in 1996, but continues to discuss possible agreements, with several potential OEM's. There can be no assurance that the Company's products will achieve or sustain market acceptance or successfully compete against the products of other larger and more financially resourceful companies.

With the net losses incurred in the three years ended December 31, 1996, the Company has not generated sufficient levels of cash flow to fund its operations. During this period of time the principal source of financing has been provided by the Japan
Energy Group. During the three years ended December 31, 1996, the Company and the Japan Energy Group have also entered into a series of financing transactions involving the cancellation of $240,000,000 of indebtedness in exchange for the issuance of various series of the Company's Preferred Stock. As discussed more fully in Note M of Notes to Consolidated Financial Statements, on March 19, 1997, the Company and Gould agreed to cancel $40,000,000 of indebtedness owed to Gould under their loan agreement (the "Credit Agreement") in exchange for the issuance to Gould of 400,000 shares of the Company's Series I Convertible Preferred Stock ("Series I") with a liquidation preference of $40,000,000. In addition to the exchange of indebtedness for shares of Series I, the Company and Gould also agreed to amend the Credit Agreement to (i) reduce the maximum amount which can be borrowed by the Company from $80,000,000 to $50,000,000 and
(ii) provide that any borrowings in excess of $41,915,869 (the principal amount outstanding on March 19, 1997 after giving effect to the exchange of indebtedness for shares of Series I) may be made only at the discretion of Gould. As of April 12, 1997 the Company owed to Gould $45,525,494 under the Credit Agreement, plus $12,974,348 in accrued interest. All borrowings under the Credit Agreement, plus accrued interest, are due and payable on May 31, 1997. In the event of default, the rate of interest to be applied will immediately increase by an additional 2%.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. Based on current estimates of available cash flow, management does not believe it will have sufficient cash to make the mandatory payment on May 31, 1997, without proceeds from the sale of assets or a refinancing or restructuring of the Credit Agreement prior to such date. Additionally, the Company does not have a committed source of financing to meet expected requirements over the next year. The Company has retained an investment banking firm to assist in exploring strategic alternatives which include, among other things, a business combination, sales of assets, strategic investment in the Company or a refinancing of the Credit Agreement. There can be no assurance that the Company will be successful in its attempt to consummate one of the strategic alternatives or a refinancing or restructuring of the Credit Agreement. If the Company does not make the required payment at maturity of the Credit Agreement or is unable to obtain a committed source of financing adequate to meet expected requirements, it may be unable to continue its normal operations, except to the extent permitted by the Japan Energy Group. Substantially all of the Company's tangible and intangible assets are pledged as collateral under the Credit Agreement.

Comparison of Calendar 1996, 1995 and 1994.

Net sales for 1996 were $47,627,000 compared to net sales for 1995 and 1994 of $49,328,000 and $76,550,000, respectively.
Equipment sales increased 25% in 1996 to $27,600,000 when compared to $22,005,000 in 1995. Equipment sales in 1994 were
$38,412,000. Service revenues for 1996, 1995 and 1994 were $20,027,000, $27,323,000 and $38,138,000, respectively.

Equipment sales as a percentage of total net sales in 1996, 1995 and 1994 were 58%, 45% and 50%, respectively. The increase in 1996 is primarily due to; (i) sales of the Company's Storage Products of $6,603,000, (ii) steady sales in real-time and open
systems  computers and (iii) the decline in service  sales.   The
decrease  in  1995  is primarily due to; (i)  the  delay  in  the acceptance of the Company's new technology products in the storage information systems marketplace, (ii) the decline in real-time and open system computer sales and (iii) the adverse effects
from   the   termination  of  the  Amdahl   Reseller   Agreement.
International equipment sales increased 68% to $16,050,000 in 1996, while domestic equipment sales decreased 7% to $11,550,000 compared to 1995.

Continued declining service revenues reflect the effect on the service business of; (i) the Company's prolonged decline in equipment sales, (ii) the price competitiveness of the marketplace, (iii) the completion of long running government programs and subsequent deinstallation of systems and (iv) longer warranty periods for equipment sales required to compete in the storage marketplace. The Company expects this trend to continue. International service sales decreased 22% to $12,277,000 in 1996, while domestic service sales decreased 33% to $7,750,000 compared to 1995. The slower decline in International service revenue is attributed to limited competition.

International net sales increased 12% in 1996 when compared to 1995, versus a decrease of 26% in 1995 compared to 1994.
Domestic net sales decreased 20% and 44% in 1996 and 1995, respectively, when compared to the prior year. International sales in 1996, 1995 and 1994 were $28,327,000, $25,277,000 and
33,937,000 or 59%, 51% and 44%, respectively, of total net sales.

During  the  three  years  ended December  31,  1996,  no  single customer accounted for more than 10% of the Company's annual sales. However, sales to various U.S. government agencies have represented approximately 22%, 24% and 32% of net sales in 1996, 1995 and 1994, respectively. The Company recognizes that reductions in current levels of U.S. government agency spending on computers and computer related services could adversely affect its traditional sources of revenue. The Company believes the expansion into non traditional, high growth storage markets with the Infinity SP(TM), and the Infinity R/T(TM) Family of products will mitigate potential risk.

Total cost of sales decreased in 1996 to $53,608,000, from $55,963,000 in 1995 and $60,907,000 in 1994. The decrease in all years reported was due generally to lower sales volumes and lower spending resulting from the restructuring of manufacturing and customer service operations during the three year period. Since the beginning of 1994, combined manufacturing and customer service headcount has been reduced by approximately 33%, certain customer service field operations have been closed or scaled down, and manufacturing operations have been consolidated in Melbourne, Florida.

In  1996 and 1995, cost of equipment sales exceeded sales by
$8,186,000 and
$12,970,000 or (30%) and (59%) of net sales, respectively, compared to a 9% gross margin of $3,360,000 in 1994. 1996 cost of sales included $9,932,000 in additional valuation reserves on Storage Product inventory. Gross margins were reduced in 1995 and 1994 due to the charges associated with the termination of the Amdahl Reseller Agreement and the negative effect of the under utilization of manufacturing capacity. As discussed in Note B of Notes to Consolidated Financial Statements, in 1995 and 1994, the Company recorded charges of $14,242,000 and $8,960,000 respectively, in connection with the termination of the Amdahl Reseller Agreement. The following table illustrates equipment gross margins, adjusted for this impact as well as the impact of Storage Product valuation reserves charged in 1996 as a result of slow moving inventory:

                                    1996       1995      1994

Equipment Sales                     $27,600   $22,005    $38,412

Equipment Cost of Sales              35,786    34,975     35,052

Amdahl Restructuring Charge               0   (14,242)    (8,960)

Valuation Reserve Adjustment         (9,932)        0          0

Adjusted Equipment Cost of Sales     25,854    20,733     26,092

Adj. Equipment Gross Margin          $1,746    $1,272    $12,320

Adj. Gross Margin as % of                6%        6%        32%
Revenue

The decline in equipment gross margin as a percentage of revenue in 1995 when compared to 1994 is attributable to factory variances related to lower production volumes and under utilization of manufacturing capacity, as well as higher warranty costs associated with new product introductions. Equipment gross margin remained low in 1996 due to the discounting of Storage Products in order to penetrate the marketplace and establish reference accounts. Warranty costs related to the Storage Product were also higher than anticipated due to engineering changes on current installations and spare part inventory.

In 1996, gross margins on service sales were $2,205,000 or (11%), compared to $6,605,000 (24%) and $12,283,000 (32%) in 1995 and
1994,  respectively.   For 1996, 1995 and 1994,  service  margins
were reduced for investments in various programs and infrastructure necessary to support the Storage Product line. The following table illustrates service gross margins adjusted for these investments:
                                     1996       1995      1994

Service Sales                        $20,027   $27,323    $38,138

Cost of Service Sales                 17,822    20,718     25,855

Investment in Storage Product        (5,979)   (3,719)    (2,010)
Support

Adjusted Cost of Service Sales        11,843    16,999     23,845

Adjusted Service Gross Margin         $8,184   $10,324    $14,293

Adjusted Gross Margin as % of            41%       38%        37%
Sales

All service sales are derived from installed real-time products and the cost structure within the service department is highly variable due to the utilization of service partners. Therefore, as revenues decline, costs decline as well. Moreover, management continues to reduce fixed costs on an ongoing basis. As a result, gross margin as a percentage of revenue has increased to 41% in 1996, from 38% and 37% for 1995 and 1994, respectively, when adjusted for the impact of the investment in Storage Product support programs and infrastructure. The Company expects to achieve similar gross margins in the future.

Research and development expenses in 1996 were $30,260,000 compared to $33,249,000 and $30,339,000 in 1995 and 1994, respectively. However, in 1995 the Company charged research and development $500,000 for the write down of capitalized software projects as discussed in Note B of the Notes to Consolidated Financial Statements. Excluding this charge, 1996 expenses decreased $2,489,000 or 8% when compared to 1995. The decrease in research and development expenses in 1996 is primarily related to restructuring actions taken in the second quarter of 1995. Research and development expenses as a percentage of net sales was  64%  in  1996, 67% in 1995 and 40% in 1994.  The  percentage increase from 1994 was a result of both lower net sales and higher expense levels. Over the three year period, management increased expenditures on those strategic product offerings necessary for the future growth of the business while significantly reducing the level of investment in areas outside the Company's principal focus. To effectively compete in its market niches, the Company must continue to invest aggressively in research and development activities.

Sales, general and administrative ("SG&A") expenses in 1996 were $30,977,000 compared to $33,683,000 and $36,152,000 in 1995 and
1994, respectively. In 1996 and 1995, SG&A expenses decreased due to management's actions taken to minimize headcount, close or consolidate marginally profitable field offices and to more effectively focus its advertising programs. During 1995, SG&A expenses were also reduced by lower commissions on the year's lower sales. These reductions were partially offset by non cash compensation charges of $589,000 and $1,424,000 in 1996 and 1995, respectively, in connection with the extension of the expiration date of certain individual stock option grants. As a percentage of net sales, SG&A expenses were 65%, 68% and 47% in 1996, 1995 and 1994, respectively.

As discussed in Note F of Notes to Consolidated Financial Statements, in the second quarter of 1995 management evaluated the Company's latest financial projections, and concluded; (i) the termination of the Amdahl Reseller Agreement resulted in a significant delay in the realization of product revenues, (ii) the rate of decline in real-time equipment and service revenues had exceeded its previous estimates and (iii) the rate of worldwide sales growth anticipated in newer product lines remained significantly below projected levels. In light of these conclusions, management restructured operations and recorded a charge to operations of $4,499,000. The most significant of these restructuring actions were; (i) a 95 person reduction in workforce primarily in manufacturing and development, resulting in a severance charge of $1,335,000, (ii) a write down of $782,000 in the carrying value of the equipment used in the support of the Amdahl Reseller Agreement and (iii) the write off of $1,624,000 of capitalized software assets relating to the Company's UNIX(R) based product lines. Management will continue to assess its cost structure and the carrying value of its assets in light of expected future business. While there are no existing plans to take any additional actions, should future conditions require, management could approve additional plans to further reduce its cost base or recognize the impairment in value of long-lived assets.

Interest expense increased in 1996 to $3,520,000 primarily due to increased debt levels. Interest expense decreased to $2,957,000 in 1995 from $3,363,000 in 1994. Since February 4, 1994, Encore has completed a series of refinancing agreements with the Japan Energy Group resulting in conversions of $240,000,000 of debt to preferred stock.

Other expense, net, was greater in 1996 than in 1995 and 1994 due principally to greater foreign exchange losses.

Income taxes provided in 1996, 1995 and 1994 relate to taxes payable by foreign subsidiaries (see Note H of the Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

Because of the continuing operating losses incurred for the five years ended December 31, 1996, the Company has been unable to generate cash from operating activities. In 1996, 1995 and 1994, the Company used cash in operating activities of $60,744,000, $49,769,000 and $64,504,000, respectively. As of December 31, 1996, the Company had a capital deficiency of $34,010,000.

From 1995 to 1996, cash used in operating activities increased by $10,975,000, reflecting the increase in working capital of $8,600,000, primarily increased inventory. Additionally, for 1996, the net loss, as adjusted for non cash items, exceeded the 1995 net loss by $2,029,000.

Cash  used  in 1995 operating activities decreased by $14,735,000 from 1994 reflecting working capital changes which resulted principally from the Amdahl Reseller Agreement and its termination as discussed more fully in Note B of Notes to Consolidated Financial Statements. During 1994 the Company significantly increased its investment in accounts receivable and inventories as a result of the acceleration of activities under the Amdahl Reseller Agreement. With the termination of this agreement in 1995, the Company's related working capital investment was significantly reduced. Accordingly, net changes in accounts receivable and inventories amounted to $3,906,000 in 1995, an improvement of $24,302,000 as compared to 1994. These improvements were partially offset by the increase in the 1995 net loss of $10,174,000, as adjusted by non cash items.

Expenditures for property and equipment during 1996, 1995 and 1994 were $7,433,000, $7,335,000 and $13,089,000, respectively.
Purchases of Customer Service spare parts in support of the Storage Product accounted for 40% of total property and equipment spending in 1996. Expenditures for capitalized software during 1995 and 1994 were $673,000 and $2,467,000, respectively. As of
December 31, 1996, there were no material commitments for capital expenditures.

Cash was provided through financing activities of $68,707,000, $58,658,000 and $78,496,000, in 1996, 1995 and 1994,
respectively. The principal source of financing has been through various agreements provided by the Japan Energy Group. On April 16, 1996 the Japan Energy Group continued its support as discussed in Note G of the Notes to Consolidated Financial Statements by; (i) accepting Preferred Series "H" Stock in exchange for $35,000,000 of debt and (ii) providing a $65,000,000 committed borrowing facility. Gould has allowed the Company to borrow additional funds in excess of the maximum limit. As of December 31, 1996, Encore owed to Gould $72,659,000 in principal, plus $10,791,000 in accrued interest. On January 9, 1997 Gould and Encore agreed to amend the credit agreement to increase the maximum amount of loans to $80,000,000, however, any loan exceeding $65,000,000 will be made at the discretion of Gould.

On March 19, 1997, the Company and Gould agreed to cancel $40,000,000 of indebtedness owed to Gould under their loan agreement (the "Credit Agreement") in exchange for the issuance to Gould of 400,000 shares of the Company's Series I Convertible Preferred Stock ("Series I") with a liquidation preference of $40,000,000. In addition to the exchange of indebtedness for shares of Series I, the Company and Gould also agreed to amend the Credit Agreement to (i) reduce the maximum amount which can be borrowed by the Company from $80,000,000 to $50,000,000 and
(ii) provide that any borrowings in excess of $41,915,869 (the principal amount outstanding on March 19, 1997 after giving effect to the exchange of indebtedness for shares of Series I) may be made only at the discretion of Gould. As of April 12, 1997 the Company owed to Gould $45,525,494 under the Credit Agreement, plus $12,974,348 in accrued interest. All borrowings under the Credit Agreement, plus accrued interest, are due and payable on May 31, 1997. In the event of default, the rate of interest to be applied will immediately increase by an additional 2%.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. Based on current estimates of available cash flow, management does not believe it will have sufficient cash to make the mandatory payment on May 31, 1997, without proceeds from the sale of assets or a refinancing or restructuring of the Credit Agreement prior to such date. Additionally, the Company does not have a committed source of financing to meet expected requirements over the next year. The Company has retained an investment banking firm to assist in exploring strategic alternatives which include, among other things, a business combination, sales of assets, strategic investment in the Company or a refinancing of the Credit Agreement. There can be no assurance that the Company will be successful in its attempt to consummate one of the strategic alternatives or a refinancing or restructuring of the Credit Agreement. If the Company does not make the required payment at maturity of the Credit Agreement or is unable to obtain a committed source of financing adequate to meet expected requirements, it may be unable to continue its normal operations, except to the extent permitted by the Japan Energy Group. Substantially all of the Company's tangible and intangible assets are pledged as collateral under the Credit Agreement.

The majority of the year end cash on hand of $3,936,000 was at various international subsidiaries. With minor exceptions, all cash is freely remittable to the United States.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated
financial   position   of   Encore   Computer   Corporation   and
Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a net capital deficiency and a working capital deficit as of December 31, 1996. As discussed in Notes G and M to the consolidated financial statements, on March 19, 1997, Japan Energy Corporation exchanged $40 million of the Company's outstanding indebtedness for preferred stock and provided the Company with an uncommitted credit facility of up to $50 million. The facility, plus accrued interest is due and payable on May 31, 1997. Based on current estimates of available cash flow, management does not believe it will have sufficient cash to make the payment due at maturity. Additionally, the Company does not have a committed source of financing to meet expected requirements over the next year. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note N to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Coopers & Lybrand L.L.P.

Miami, Florida
January 30, 1997 except for Note M as to which the date is March 19, 1997.

ENCORE COMPUTER CORPORATION
Consolidated Statements of Operations

(in thousands except per share data)

                                                            Year Ended
                                                   Dec 31,   Dec 31,   Dec 31,
                                                      1996      1995      1994
Net sales:
 Equipment                                         $27,600   $22,005   $38,412
 Service                                            20,027    27,323    38,138

  Total                                             47,627    49,328    76,550

Costs and expenses:
 Cost of equipment sales (Note B)                   35,786    34,975    35,052
 Cost of service sales                              17,822    20,718    25,855
 Research and development                           30,260    33,249    30,339
 Sales, General and Admin                           30,977    33,683    36,152
 Restruct costs (Note B)                                 0     4,499         0

  Total                                            114,845   127,124   127,398

Operating loss                                     -67,218   -77,796   -50,848

 Int exp, princ related parties                     -3,520    -2,957    -3,363
 Interest income                                       196       171       128
 Other (expense)/income, net                          -554        75        70

Loss before income taxes                           -71,096   -80,507   -54,013

Provision for income taxes                            -364       847       543

Net loss                                         ($70,732) ($81,354) ($54,556)



Net loss per common share (Note A):

Net loss attributable to common
 shareholders                                    ($96,145)($100,416) ($68,543)

Loss per common share                              ($2.18)   ($2.37)   ($1.68)

Weighted average shares
 of common stock                                    44,174    42,287    40,755



The accompanying notes are an integral part of the consolidated financial statements.

ENCORE COMPUTER CORPORATION
Consolidated Balance Sheets
(in thousands except share data)
                                                  (Unaudited)
                                                    Proforma
                                                   Dec 31,   Dec 31,   Dec 31,
                                                      1996      1996      1995
                                                (See Note M)
ASSETS
Current assets:
 Cash and cash equivalents                          $3,936    $3,936    $3,490
 Accounts receivable, less allowances of $614 in 1996 and
 $1,798 in 1995                                     14,970    14,970    13,030
 Inventories                                        13,896    13,896    15,796
 Prepaid expenses and other current assets           1,409     1,409     1,353
  Total current assets                              34,211    34,211    33,669

Property and equipment, net                         33,376    33,376    35,800

Other assets                                         1,669     1,669     2,239
  Total assets                                     $69,256   $69,256   $72,537

LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Current liabilities:
 Curr. portion long term debt-rela parties(Note E) $32,659   $72,659        $0
 Current portion long term debt-other (Note E)         182       182       171
 Accounts payable and accrued liabilities (Note D)  28,849    28,665    28,008
  Total current liabilities                         61,690   101,506    28,179

Long term debt-related parties (Note E)                  0         0    40,154
Long term debt-other (Note E)                          476       476       658
Other liabilities                                    1,284     1,284     1,032
  Total liabilities                                 63,450   103,266    70,023

Commitments and contingencies (Note I)

Shareholders' equity (Capital deficiency) (Notes E and F):
 Preferred stock, $.01 par value; authorized 10,000,000 shares:
  Series A Convertible Participating Preferred, issued
   73,641 shares in 1996 and 1995                        1         1         1
  6% Cumulative Series B Convertible Preferred, issued
   728,722 and 707,345  in 1996 and 1995, respectively,
   with an aggregate liquidation preference of  $72,872,200
   and $70,734,500 in 1996 and 1995, respectively.       7         7         7
  6% Cumulative Series D Convertible Preferred, issued
   1,115,074 and 1,082,362   in 1996 and 1995, respectively,
   with an aggregate liquidation preference  of $111,507,400
   and $108,236,200 in 1996 and 1995, respectively      11        11        11
  6% Cumulative Series E Convertible Preferred, issued
   1,139,782 and 1,106,343 in 1996 and 1995, with an
   aggregate liquidation preference of $113,978,200 and
   $110,634,300 in 1996 and 1995, respectively          11        11        11
  6% Cumulative Series F Convertible Preferred, issued
   533,333 and 517,687 in 1996 and 1995, respectively,
   with an aggregate liquidation preference of $53,333,300
   and $51,768,700 in 1996 and 1995, respectively.       5         5         5
  6% Cumulative Series G Convertible Preferred, issued
   572,289 and 555,500 in 1996 and 1995, respectively,
   with an aggregate liquidation preference of $57,228,900
   and $55,550,000 in 1996 and 1995, respectively.       6         6         6
  6% Cumulative Series H Convertible Preferred, issued
   350,000 in 1996 with an aggregate liquidation preference
   of $35,000,000.                                       4         4         0
  6% Cumulative Series I Convertible Preferred, issued
   400,000 in 1996 with an aggregate liquidation preference
   of $40,000,000.                                       4         0         0
 Common stock, $.01 par value; authorized 200,000,000 shares;
  issued 37,270,457 and 36,067,792 in 1996 and 1995,
  respectively.                                        373       373       361
 Additional paid-in capital                        486,880   447,068   412,876
 Accumulated deficit                              -481,496  -481,496  -410,764
  Total shareholders' equity (Capital deficiency)    5,806   -34,010     2,514
  Total liab and sharehldrs' equity (Cap'l Defic.) $69,256   $69,256   $72,537


The accompanying notes are an integral part of the consolidated financial statements.

ENCORE COMPUTER CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

                                                            Year Ended
                                                   Dec 31,   Dec 31,   Dec 31,
                                                      1996      1995      1994

Cash flows from operating activities:
Net loss                                         ($70,732) ($81,354) ($54,556)
Adjustments to arrive at net cash used in operating activities:
 Depreciation and amortization                      10,747    11,750    10,850
 Non cash compensation (Note J)                        589     1,424         0
 Inventory obsolescence and writedown to lower of cost
  or market                                         11,013    12,367       -30
 Equity in loss of
  joint venture                                        253       773       286
 Bad debt provision (credit)                          -550     2,735     2,928
 Restructuring charges                                   0     4,499         0
 Foreign exchange loss (gain)                          412      -134       -93
 Loss (gain) on disposal of property
  and equipment                                        138     1,839        -1
Net changes in operating assets and liabilities:
 Accounts receivable                                -1,750     4,514    -5,942
 Inventories                                        -8,888      -608    -9,765
 Prepaid expenses and other current assets             -89       375     1,217
 Other assets                                           36       381      -257
 Accounts payable and accrued liabilities           -1,922    -8,330    -9,048
 Other liabilities                                      -1         0       -93
  Net cash used in operating activities            -60,744   -49,769   -64,504

Cash flows from investing activities:
 Additions to property and equipment                -7,433    -7,335   -13,089
 Proceeds from sale of property and equipment          114        14       220
 Capitalization of software costs                        0      -673    -2,467
  Net cash used in investing activities             -7,319    -7,994   -15,336

Cash flows from financing activities:
 Net borrowings under revolving loan agreements     67,505    56,733    76,497
 Principal payments of long term debt                 -171      -194      -169
 Dividends paid on Preferred Stock                      -2        -1        -2
 Issuance of Common Stock                            1,375     2,120     2,170
  Net cash provided by financing activities         68,707    58,658    78,496
 Effect of exchange rate changes
    on cash                                           -198        78       110
Increase (decrease) in cash and cash equivalents       446       973    -1,234

Cash and cash equivalents, beginning                 3,490     2,517     3,751

Cash and cash equivalents, ending                   $3,936    $3,490    $2,517


The accompanying notes are an integral part of the consolidated financial statements.

ENCORE COMPUTER CORPORATION
Consolidated Statements of Cash Flows


                                                      1996      1995      1994
Supplemental disclosure of cash flow information (in thousands):

 Cash paid during the period for interest             $150    $1,354    $2,162

 Cash paid during the period for income taxes          631     1,273         0



Non-cash investing and financing activity:

 Indebtedness exchanged for preferred stock        $35,000  $105,000  $100,000

  Accruals originally established for transaction
  costs related to Gould capital transactions credited to
 additional paid-in capital                             $0      $400      $625



The accompanying notes are an integral part of the consolidated financial statements.

ENCORE COMPUTER CORPORATION
Consolidated Statements of Shareholders' Equity (Capital Deficiency) (in thousands except share data)
                                   Preferred Stock
                     Series A          Series B         Series D
                             Par                 Par            Par
                     Shares  Val   Shares        Val     Shares Val
Bal Dec 31, 1993     73,641    1  591,625          6    905,283   9
Common stock options
exercised,  $.63 to $2.00
per share
Shares issued through employee
 stock purchase plan, at an avg
 price of $2.69 per share
Issuance of Series E Convertible
 Preferred Stock (Note E)
Dividends issued to Preferred Stockholders
 in shares of Series B, D
 and E                    0    0   74,828          1    114,504   1
Adjustment of estimated transaction costs
  relating to Gould capital transactions
Net loss
Bal Dec 31, 1994     73,641    1  666,453          7  1,019,787  10

Common stock options
exercised,  $.63 to $2.31
per share

Shares issued through employee
 stock purchase plan, at an avg price of
 $1.75 per share

Issuance of Series F and G Convertible
 Preferred Stock (Note E)

Dividends issued to Preferred Stockholders
 in shares of Series B, D, E, F
 and G                    0    0   40,892          0     62,575   1
Cash paid in lieu of fract shs
Extension of expiration date on outstanding
 grant of common stock options
Adjustment of estimated transaction costs relating to Gould capital transactions

Net loss
Bal Dec 31, 1995     73,641$   1  707,345 $        7  1,082,362$ 11

Common stock options
exercised,  $.69 to $2.00
per share

Shares issued through employee
 stock purchase plan, at an avg price of
 $1.52 per share

Issuance of Series H Convertible
 Preferred Stock (Note E)

Dividends issued to Preferred Stockholders
 in shares of Series B, D, E, F
 and G                    0    0   21,377          0     32,712   0
Cash paid in lieu of fract shs
Extension of expiration date on outstanding grant of common stock options

Net loss
Bal Dec 31, 1996     73,641$   1  728,722 $        7  1,115,074$ 11




                                   Preferred Stock
                     Series E          Series F         Series G      Series H
                             Par                 Par            Par          Par
                     Shares  Val   Shares        Val     Shares Val   Shares Val
Bal Dec 31, 1993          0   $0        0         $0          0  $0        0  $0

Common stock options
exercised,  $.63 to $2.00
per share

Shares issued through employee
 stock purchase plan, at an avg
 price of $2.69 per share

Issuance of Series E
 Convertible Preferred
 Stock (Note E)   1,000,000   10        0          0          0   0        0   0
Dividends issued to Preferred Stockholders
 in shares of Series B, D
 and E               42,381    0        0          0          0   0        0   0

Net loss
Bal Dec 31, 1994  1,042,381  $10        0         $0          0  $0        0  $0
Common stock options
exercised,  $.63 to $2.31
per share

Shares issued through employee
 stock purchase plan, at a price of
 $1.75 per share

Issuance of Series F and G
 Convertible Preferred
  Stock (Note E)          0    0  500,000          5    550,000   6

Dividends issued to Preferred Stockholders
 in shares of Series B, D, E, F
 and G               63,962    1   17,687          0      5,500   0
Cash paid in lieu of fract shs
Extension of expiration date on outstanding
 grant of common stock options
Adjustment of estimated transaction costs relating to Gould capital transactions

Net loss
Bal Dec 31, 1995  1,106,343$  11  517,687 $        5    555,500$  6
Common stock options
exercised,  $.69 to $2.00
per share
Shares issued through employee
 stock purchase plan, at an avg price of
 $1.52 per share
Issuance of Series H Convertible
 Preferred Stock (Note E)
Dividends issued to Preferred Stockholders
 in shares of Series B, D, E, F
 and G               33,439    0   15,646          0     16,789   0
Cash paid in lieu of fract shs
Extension of expiration date on outstanding
 grant of common stock options
Bal Dec 31, 1996  1,139,782  $11  533,333         $5    572,289  $6  350,000  $4





                   Common Stock                         Shrhldrs'
                                   Addt'l                    Eq
                             Par  Paid-in      Accum   (Capital
                     Shares  Val  Capital    Deficit       Def)

Bal Dec 31, 1993 32,726,391 $327 $207,951  $-274,854   $-66,560

Common stock options
exercised,  $.63 to $2.00
per share           966,734   10    1,131          0      1,141

Shares issued through employee stock
purchase plan, at an avg price of $2.69
per share           382,999    4    1,025          0      1,029

Issuance of Series E
Convertible Preferred
Stock (Note E)            0    0   96,273          0     96,283

Dividends issued to Preferred Stockholders
 in shares of Series B, D
 and E                    0    0       -4          0         -2
Adjustment of estimated  transaction
costs relating
to Gould                  0    0      625          0        625

Net loss                  0    0        0    -54,556    -54,556
Bal Dec 31, 1994 34,076,124 $341 $307,001  $-329,410   $-22,040
Common stock options
exercised,  $.63 to $2.31
per share         1,568,934   16    1,363          0      1,379

Shares issued through employee stock
purchase plan, at an avg price of $1.75
per share           422,734    4      737          0        741

Issuance of Series F and G
Convertible Preferred
Stock (Note E)            0    0  101,954          0    101,965

Dividends issued to Preferred Stockholders
 in shares of Series B, D, E, F
 and G                    0    0       -2          0          0
Cash paid in lieu of
fract shs                 0    0       -1          0         -1
Extension of expiration date on outstanding
grant of commom
stock options             0    0    1,424          0      1,424
Adjustment of estimated  transaction
costs relating to Gould capital
transactions              0    0      400          0        400

Net loss                  0    0        0    -81,354    -81,354
Bal Dec 31, 1995 36,067,792 $361 $412,876  $-410,764     $2,514
Common stock options
exercised,  $.69 to $2.00
per share           808,011    8      767          0        775

Shares issued through employee stock
purchase plan, at an avg price of $1.52
per share           394,654    4      596          0        600

Issuance of Series H
Convertible Preferred
Stock (Note E)            0    0   32,242          0     32,246

Dividends issued to Preferred Stockholders
 in shares of Series B, D, E, F
 and G                    0    0       -1          0         -1
Cash paid in lieu of
fract shs                 0    0       -1          0         -1
Extension of expiration date on outstanding
grant of commom
stock options             0    0      589          0        589
Net loss                  0    0        0    -70,732    -70,732
Bal Dec 31, 1996 37,270,457 $373 $447,068  $-481,496   $-34,010

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

Basis of Presentation
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note N of the Notes to Consolidated Financial Statements, the Company has borrowings under a $50,000,000 facility which matures May 31, 1997. Additionally, the Company does not have a committed source of financing to meet expected requirements over the next year. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Pervasiveness of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
Cash   equivalents  consist  of  highly  liquid  investments  with maturities at the date of purchase of three months or less.

Revenue Recognition
Revenue related to equipment and software sales is recognized upon shipment. With respect to the Company's storage processor product line, during the product introductory period, revenue will be recognized upon customer acceptance. The Company expects acceptance to occur within thirty days of shipment. This practice will be reviewed in 1997 and, if appropriate, the Company will revert to the established recognition policy. Service revenue is recognized over the term of the related maintenance agreements which approximates the timing of services performed.

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

Statement of Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" was issued in March 1995 and was adopted in the Company's fiscal year beginning January 1, 1996. FAS 121 requires that long-lived assets, such as property and equipment, and certain identifiable intangibles to be held and used, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss, based on the fair value of the asset, should be recognized if the expected future cash flows (undiscounted and without interest charges) resulting from the use and eventual disposition of the asset is less than the carrying amount of the asset.

As discussed in Note F of Notes to Consolidated Financial Statements, the Company has historically written down the carrying value of long-lived assets deemed permanently impaired. However, as contemplated by FAS 121, the Company's history of operating and cash flow losses indicates that the recoverability of the carrying amount of the long-lived assets should be assessed. Based on the Company's analysis of the fair value of property and equipment, no adjustment is required in 1996.

Employer's Postemployment Benefits
The Company provides employees with salary continuation and job counseling services in the event of an employee's involuntary termination. The Company recognizes such costs on a terminal accrual basis, recording the estimated cost of postemployment benefits at the date of the event giving rise to the liability to pay those benefits.

Stock-Based Compensation
The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option and stock purchase plans. Accordingly, no compensation cost has been recognized for these plans with the exception of extension of the expiration date of certain individual stock option grants. Pro forma disclosure of the fair value impact on earnings and earnings per share as required in FAS 123, "Accounting for Stock-Based Compensation" is presented in Note J of the Notes to Consolidated Financial Statements.

Capitalized Software
Through June 1995, the Company capitalized certain internal costs associated with software development after the project reached technological feasibility. Such costs as well as capitalized costs for purchased software, were amortized to cost of sales by the greater of; (a) straight line amortization over the expected commercial life of each product (three to five years), or (b) the ratio that current revenues for a product bear to the total of current and anticipated future revenues for that product. Software development costs incurred prior to reaching the point of technological feasibility were considered research and development costs and were expensed as incurred. During June 1995, as discussed in Note B of the Notes to Consolidated Financial Statements, the Company took a charge of $500,000 to research and development to write down capitalized software projects in process. Since that time, all software development costs have been expensed as incurred.

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

Per Share Data
Per share data is calculated based upon the weighted average number of shares of common stock and common stock equivalents outstanding. In fiscal periods which report net losses, the calculation does not include the effect of common stock equivalents such as stock options since the effect on the amounts reported would be antidilutive. Series A Convertible Participating Preferred Stock has been considered common stock (on an assumed converted basis) for purposes of all loss per share calculations. All other series of preferred stock have been determined to be common stock equivalents but are not included in the weighted average number of shares of common stock and equivalents or in the calculation of net loss per share for the periods presented because the effect would be antidilutive.

Net loss per common share was determined by dividing the net loss, as adjusted, by applicable shares outstanding. The loss was adjusted by the aggregate amount of dividends on the Company's preferred stock. Preferred stock dividends amounted to $25,413,000, $19,061,600 and $13,986,600 for 1996, 1995 and 1994,
respectively. Based on the capital deficiency at December 31, 1996, the Company has accumulated preferred stock dividends amounting to $13,417,000. All preferred stock dividends other than those accumulated as of December 31, 1996, have been paid in additional shares of the appropriate class of preferred stock.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share (EPS) ("SFAS No. 128"). SFAS No. 128 specifies new standards designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include; (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS 128 also makes a number of changes to existing disclosure requirements. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company had not yet determined the impact of the implementation of SFAS 128.

Foreign Currency Translation and Transactions;
Management has determined that the functional currency of each of the Company+s subsidiaries is the United States dollar. Consequently, assets and liabilities of foreign operations are translated into U.S. dollars at period end exchange rates, except that inventory and property and equipment are translated at historical exchange rates. Income and expenses are translated at the average rates prevailing during the year, except that cost of sales and depreciation are translated at historical exchange rates. All gains and losses arising from changes in exchange rates are included in operating results in the period incurred.

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

The Company's inventory levels and overhead costs were based on a plan designed to meet accelerating sales commitments defined in the Amdahl Reseller Agreement. However, because of the termination of the Amdahl Reseller Agreement, product sales fell well short of expectations and all elements of the Company's results of operations were adversely affected. As a result of these events, during 1995, the Company charged operations $19,241,000, consisting of $11,442,000 charged to cost of sales to reduce inventory carrying amounts to estimated net realizable value, as well as $2,800,000 charged to cost of sales for uncollected Amdahl accounts receivable, $500,000 charged to research and development to write down capitalized software projects in process and $4,499,000 charged to restructuring costs. The charge related to; (i) the recognition of the permanent impairment in value of $2,406,000 of certain long-lived assets, including capitalized software and property and equipment, (ii) severance and benefit pay of $1,335,000 as a result of a 95 person reduction in workforce, principally in manufacturing and development, and (iii) other expenses associated with the termination of the Amdahl Reseller Agreement. As of December 31, 1994, because of uncertainties surrounding the Amdahl relationship, the Company also charged cost of sales $8,960,000 in order to reduce inventories to estimated net realizable value and to provide for uncollectible accounts receivable.

C. Inventories
Inventories consist of the following (in thousands):
                                         December     December
                                            31,         31,
                                           1996         1995

           Purchased Parts               $   9,357    $   9,161
           Work in process                     306        4,570
 Finished goods                              3,981        1,799
 Loaned computer equipment
                       and
     consignment inventory                     252          266
                                          $ 13,896     $ 15,796

During the fourth quarter of 1996, the Company provided an additional reserve of $7,348,000 in light of the continued slow market acceptance of the Company's storage products. Storage product inventory, amounted to $9,169,000 and $11,139,000 at
December 31, 1996 and 1995, respectively. The Company is expanding its programs to market the Company's storage products through various direct, distributor and OEM channels. No estimate can be made of a range of amounts of loss that are reasonably possible should the programs not be successful.

D. Property and Equipment

Property and equipment consists of the following (in thousands):
                                         December     December
                                            31,         31,
                                           1996         1995

     Land                               $   5,100     $   5,100
Buildings                                  15,238        15,243
Equipment                                  36,005        44,349
Customer service inventory                 16,282        13,985
    Furniture and fixtures                  2,539         2,900
    Leasehold improvements                  1,298         1,309
          Loaned equipment                  4,815         4,815
                                           81,277        87,701
  Accumulated depreciation
          and amortization                (47,901)     (51,901)
                                         $ 33,376      $ 35,800

Depreciation   expense  in  1996,  1995  and  1994   amounted   to
$9,380,000, $9,260,000 and $8,619,000, respectively.

E. Capitalized Software

Capitalized software consists of the following (in thousands):

                                         December     December
                                            31,         31,
                                           1996         1995

  Capitalized software                    $     -     $   3,708
  Accumulated amortization                      -        (2,879)
                                          $     -     $     829

Software costs capitalized in 1995 and 1994 amounted to $673,000 and $2,467,000, respectively. Amortization of capitalized software costs charged to expense in 1996, 1995 and 1994 amounted to $1,367,000, $2,490,000 and $2,226,000, respectively. During
1995, $1,625,000 was charged to restructuring in recognition of the permanent impairment in value of capitalized software and
$561,000   was  transferred  from  construction  in  progress   to
capitalized software.

F. Accounts Payable and Accrued Liabilities;
Accounts payable and accrued liabilities consist of the following
(in thousands):
                                         December     December
                                            31,         31,
                                           1996         1995

          Accounts payable                       $     $     7,
                                             4,976          339
      Accrued salaries and                   4,034        4,261
                  benefits
     Accrued restructuring                     362        1,566
                     costs
  Accrued interest-related                  11,614        5,921
                   parties
             Accrued taxes                   2,760        4,045
  Deferred income,
               principally
     maintenance contracts                     879          827
    Other accrued expenses                   4,040        4,049
                                         $  28,665    $  28,008
Accrued interest of $10,791,000 and $5,215,000 was payable to Gould at December 31, 1996 and 1995, respectively. The balance of accrued interest to related parties is being amortized over the term of the credit agreement.

G.  Debt

Debt consists of the following (in thousands):
                                (See Note
                                    M)
                                Pro forma
                                 December    December    December
                                   31,         31,         31,
                                   1996        1996        1995
                                (Unaudited)

   Debt to unrelated parties:
            Mortgages payable           $           $           $
                                      658         658         829
      Current portion of debt        (182)       (182)        (171)
      Total long term debt to           $           $           $
            unrelated parties         476         476         658

     Debt to related parties:
  Credit Agreement with Gould
             Electronics Inc.   $  32,659   $  72,659   $  40,154
      Current portion of debt     (32,659)    (72,659)       -
      Total long term debt to         $           $     $  40,154
              related parties         -           -

Since 1989, the principal source of financing for the Company has been provided by the Japan Energy Corporation, through its wholly owned subsidiaries, Gould Electronics, Inc. ("Gould") and EFI International ("EFI") (collectively, the "Japan Energy Group"). The Japan Energy Group is a related party due to the significant financial interests of Gould and EFI in the Company. As discussed more fully in Note J of Notes to Consolidated Financial Statements, the Japan Energy Group has canceled indebtedness owed by the Company in exchange for various series of convertible preferred stock. Assuming full conversion of preferred stock holdings as of December 31, 1996, the Japan Energy Group beneficially owns 82% of the Company's common stock.

During 1995, Gould canceled $105,000,000 of indebtedness and on April 16, 1996, Gould as authorized by Japan Energy Corporation canceled $35,000,000 of indebtedness pursuant to a Credit
Agreement ("Credit Agreement") which was scheduled to mature on that date, in exchange for 350,000 shares of the Company's Series H Convertible Preferred Stock ("Series H"). In addition to the exchange of indebtedness for Series H, Gould amended the Credit Agreement in order to provide the Company with a committed borrowing facility of $65,000,000. Gould also has allowed the Company to borrow additional funds in excess of the maximum limit. The credit facility bears interest at the prime rate plus 2% (10.25% at December 31, 1996). As of December 31, 1996, Encore owed to Gould $72,659,000 in principal, plus $10,791,000 in accrued interest. On January 9, 1997 Gould and Encore agreed to amend the credit agreement to increase the maximum amount of loans to $80,000,000, however, any loan exceeding $65,000,000 will be made at the discretion of Gould. Borrowings are collateralized by substantially all of the Company's tangible and intangible assets and the agreement contains various covenants including maintenance of cash flow, leverage and tangible net worth ratios and limitations on capital expenditures, dividend payments and additional indebtedness.

As discussed more fully in Note M of Notes to Consolidated Financial Statements, on March 19, 1997, the Company and Gould agreed to cancel $40,000,000 of indebtedness owed to Gould under their loan agreement (the "Credit Agreement") in exchange for the issuance to Gould of 400,000 shares of the Company's Series I Convertible Preferred Stock ("Series I") with a liquidation preference of $40,000,000. In addition to the exchange of indebtedness for shares of Series I, the Company and Gould also agreed to amend the Credit Agreement to (i) reduce the maximum amount which can be borrowed by the Company from $80,000,000 to $50,000,000, and (ii) provide that any borrowings in excess of $41,915,869 (the principal amount outstanding on March 19, 1997 after giving effect to the exchange of indebtedness for shares of Series I) may be made only at the discretion of Gould. As of April 12, 1997 the Company owed to Gould $45,525,494 under the Credit Agreement, plus $12,974,348 in accrued interest. All borrowings under the Credit Agreement, plus accrued interest, are due and payable on May 31, 1997. In the event of default, the rate of interest to be applied will immediately increase by an additional 2%.

H. Income Taxes

The Company utilizes the liability method of accounting for deferred income taxes and has recorded a credit of $364,000 in 1996 due to overestimated tax accruals in prior years, and a provision of $847,000 and $543,000 for 1995 and 1994, respectively. The provisions relate to the profitable operations of certain foreign subsidiaries.

The financial reporting bases of investments in certain foreign subsidiaries exceeds their tax bases. A deferred tax liability is not recorded for the excess because the investments are essentially permanent. A reversal of the Company's plans to permanently invest in these operations would cause the excess to become taxable. On December 31, 1996, these temporary differences were approximately $6,000,000. A determination of the amount of unrecognized deferred tax liability related to these investments is not practicable.

The   significant  components  of  the  deferred  tax  assets  and liabilities  as of December 31, 1996 and 1995 were as follows  (in thousands):
                                        December      December
                                          31,            31,
                                          1996          1995

     Net operating losses              $  150,195    $  126,618
Research and experimental                   1,750         1,750
                  credits
           Capital losses                   4,954         4,396
   Allowance for doubtful                     172           452
                 accounts
       Inventory reserves                   9,023         8,113
         Accrued vacation                     560           600
   Various reserves/other                   4,279         3,405
    Accrued restructuring                       7           102
                                          170,940       145,436

      Valuation allowance                (168,739)     (143,808)
                                            2,201         1,628

Deferred tax liabilities:
             Depreciation                  (1,863)         (770)
     Capitalized software                    (338)         (858)

      Net                                $   -          $   -

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

At December 31, 1996, the Company has available approximately $85,000,000 of pre change net operating losses of which only $30,000,000 will be allowable after application of the Section 382 limitation, pre change tax credit carryforwards, principally research and development credits, of approximately $1,750,000 and post change net operating losses of $330,000,000. These net operating losses and tax credit carryforwards expire in the years 1998 through 2012. The Company also has a capital loss carryforward of $12,937,000 related to the 1992 refinancing, which expires in 1997, as well as, a $100,000 capital loss carryforward stemming from the sale of an interest in a foreign investment during 1995, which expires in 2000. For financial reporting purposes, the full amount of the deferred tax assets was offset by a valuation allowance due to uncertainties associated with the eventual realization of such benefits.

As of December 31, 1996, the U.S. Federal Income Tax Returns for 1992 through 1994 were in the process of examination by the Internal Revenue Service, which the Company believes will propose certain adjustments. The Company believes that the tax returns are substantially correct as filed and intends to vigorously contest any proposed adjustments. Management believes that the amounts that have been provided are adequate and that the ultimate resolution of the examination will result in no material impact on the Company's consolidated results of operations or financial position.

I.  Commitments and Contingencies

Leases
The Company leases office space and equipment under operating leases. Certain building leases have renewal options generally for periods ranging from one to five years. Rental expenses, net of sublease income, were approximately $3,003,000, $3,187,000 and $3,594,000 for 1996, 1995, and 1994, respectively. Approximate future minimum rental payments under operating leases for the next five years are as follows (in thousands):
    Year
    1997                               $   2,756
    1998                                   1,623
    1999                                   1,312
    2000                                   1,215
    2001                                     817

Joint Venture Capital Commitment
The Company has committed to invest up to a total of $3,250,000 for a Japanese joint venture, of which $1,285,000 has been accrued in recognition of losses reported through December 31, 1996.

Litigation
The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect the financial position of the Company.

Intellectual Property License
In connection with its recapitalization in January 1991, the Company licensed substantially all of its intellectual property to Gould on a royalty free basis. However, under the terms of the agreement, and in combination with certain extensions granted by Gould, Encore retained the exclusive use of the intellectual property through December 31, 1995. Those extensions have expired and effective January 1, 1996, both Gould and Encore have the right to use the Encore intellectual property. The Company maintains the right to terminate the Gould license if all Gould borrowings are repaid and the commitments under any Gould credit agreements are terminated and one of the following four conditions is met; (i) the 6% Cumulative Series B Convertible Preferred Stock ("Series B") is converted into common stock or Series A Convertible Participating Preferred Stock, or (ii) the Series B is redeemed; or (iii) the Company pays Gould the fair value of the license, or (iv) the Company pays Gould a fixed dollar amount equal to $46,540,000 plus 9% per annum interest compounded annually for the period after January 28, 1996, through the date of payment.

J.  Capital Stock

Based upon the Company's anticipated needs to issue additional shares of Common Stock, "pay-in-kind" preferred stock dividends and the issuance of Series I Preferred Convertible Stock (as discussed more fully in Note M of Notes to Consolidated Financial Statements), as well as common stock reserves established for the Company's Stock Option and Purchase plans, the Company will attempt to obtain stockholder approval to amend Encore's Certificate of Incorporation to increase the number of shares of common stock it is authorized to issue to 300,000,000 shares.

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

Cumulative Convertible Preferred Stock
The Company's Cumulative Convertible Preferred Stock, consisting of Series B, D, E, F G and H (collectively "Preferred Stock") has a liquidation preference of $100 per share and carries a 6% cumulative annual dividend requirement payable quarterly which the Company can accumulate or pay in additional shares of preferred stock (valued at its liquidation preference) until the Company's shareholders' equity exceeds $50,000,000. The Series B is convertible into the Company's common stock at $3.25 per share at the holder's option at any time and at the Company's option upon satisfaction of certain conditions. The Series D, E, F G and H is convertible, at the holder's option, into the Company's common stock at $3.25 per share only; (a) if the shareholder is a United States citizen or a corporation or other entity owned in the majority by United States citizens, or (b) in connection with an underwritten public offering. The stock is convertible, at the Company's option, if the price of the common stock exceeds $3.90 per share for twenty consecutive days and; (a) a buyer is contractually committed to purchase for at least $3.90 per share at least 50% of the shares into which all outstanding Preferred Stock would be converted, or (b) a buyer is contractually committed to purchase for at least $3.50 per share at least 75% of the shares into which all outstanding Preferred Stock would be converted. Series B Preferred Stock is redeemable by the Company at any time for cash equal to the liquidation preference plus accumulated dividends. Series D,E,F,G and H are not redeemable. The Company has reserved shares of common stock sufficient for issuance upon conversion of the Preferred Stock and additional shares which may be issued as a dividend. As of December 31, 1996, the number of common shares reserved for this purpose amounts to 149,353,415.

The Series B is non-voting, except for the right to elect a majority of the directors of the Company if certain operating income levels are not achieved by the Company and the right to approve actions adversely affecting the Series B. The Series B also has the right to elect two additional directors in the event that Encore fails to pay cash dividends for eight consecutive quarters. As of January 1, 1997, Encore failed to meet this requirement. The Series D, E, F G and H shares are non-voting, except for the right to approve actions adversely affecting the Preferred Stock. The Company has not achieved operating income levels set forth by the terms of the Series B and accordingly, the holders of the Series B Preferred Stock could elect a majority of the directors of the Company. However, Gould has agreed it would not vote its shares of Preferred Stock or take any other action as a holder of the Preferred Stock to elect any additional directors of the Company due to the Company's failure to meet the operating income and cash dividend payment requirements of the Series B until at least December 31, 1996. The Company has not met these requirements as of December 31, 1996, therefore, Gould could exercise its rights under the terms of the Series B.

During 1996, 350,000 shares of Series H were issued to Gould as part of the exchange of indebtedness totaling $35,000,000. During 1995, 500,000 shares of Series F and 550,000 shares of Series G were issued to Gould as part of the exchange of indebtedness totaling $105,000,000. Because of the related party nature of these transactions, the difference between the carrying amount of the indebtedness exchanged and the par value of the securities issued and other consideration granted has been credited to additional paid-in capital. The financial effects of these transactions are summarized as follows (in thousands):

                                         December     December
                                            31,         31,
                                           1996         1995

         Reduction of debt              $  35,000    $  105,000
    Less:
       Par value of shares                     (4)         (11)
                    issued
  Accrued transaction costs                   (200)        (600)
     Reversal of accrued interest on
                            previous
         recapitalizations                    111         5,203
  Accrued interest on remaining Gould
                        indebtedness
       for the remaining term of the       (2,665)      (7,638)
                          agreements
    Increase in additional              $  32,242    $  101,954
           paid-in capital

In recording the various exchanges of preferred stock for indebtedness, the Company had accrued the estimated transaction costs of the exchanges. Actual costs incurred in connection with the exchanges were less than those initially estimated and accrued. Accordingly, during 1995 the Company reduced the remaining accrued liability by $400,000 and increased additional paid-in capital.

A quarterly dividend on Preferred Stock for the period of October 16, 1996 through January 15, 1997 of $6,859,600 was accumulated as of January 15, 1997.

Impact of Foreign Ownership
In connection with the various exchanges of indebtedness for preferred stock discussed herein and in Note M of the Notes to Consolidated Financial Statements, the United States Defense Investigative Service ("DIS") has reviewed the relationship between the Company and the Japan Energy Group under revised government requirements relating to foreign ownership, control and influence. Given the current requirements in the National Industrial Security Program Operating Manual ("NISPOM"), DIS has decided to replace the previous method of negation of Foreign Ownership Control and Influence, accomplished by Board Resolution, with a more detailed Security Control Agreement as prescribed by DIS in the NISPOM, which is currently being drafted by Encore's counsel.

Shareholders' Agreement
The Company, Kenneth G. Fisher, the Company's Chairman and Chief Executive Officer, and Gould have agreed that as long as any shares of Series A are outstanding, Gould, in all elections of directors,  will  vote  all  of  its  common  stock  pro  rata  in accordance with the votes of the other shareholders of the Company. In addition, so long as the credit facility with Gould is in effect, should Gould request it, Mr. Fisher has agreed to vote his common shares in favor of expanding the Board of Directors and electing an additional Gould representative to the Board.

Stock Compensation Plans
At December 31, 1996, the Company had two fixed stock option plans, the 1983 Incentive Stock Option Plan (the "ISO Plan") which expired in 1993, and the 1985 Non-Qualified Stock Option Plan (the "NQO Plan"). On January 19, 1995, the Board of Directors adopted the Company's 1995 Long Term Performance Plan (the "Performance Plan") which was approved by the stockholders of the Company on June 27, 1995. The Performance Plan replaced both the ISO Plan and the NQO Plan. No further grants under the ISO Plan or NQO Plan have been made. The 24,000,000 shares of Common Stock previously reserved for issuance under the ISO Plan and the NQO Plan are now reserved for issuance under the Performance Plan to officers, directors, employees and certain consultants. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. Had compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:
                                               1996        1995

Net Income                  As reported      ($70,732)    ($81,354)
                            Pro forma        ($71,641)    ($81,942)

Primary earning per share   As reported        ($2.18)      ($2.37)
                            Pro forma          ($2.20)      ($2.39)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1995 and 1996: risk-free interest rate of 6 percent; dividend yield of 0 percent; expected life of 4 years; and volatility of 4.9 percent.

During 1996 and 1995, 1,119,000 and 1,652,000 options granted to certain officers and employees of the Company were scheduled to expire if not exercised. However, at the time the options were scheduled to expire the Company's policy on insider trading effectively prevented the officers from exercising the options. Accordingly, the Board of Directors approved an extension of the expiration date until such time as the options could be exercised and the underlying shares sold in accordance with Company policy. The extensions were treated as cancellations of the old options and a grant of new options in the same amounts at the same exercise prices. Non-cash compensation charges of $589,000 and $1,424,000, respectively, were incurred in connection with the extension of the expiration dates of the stock options.

A summary of the status of the Company's fixed stock option plans as of December 31, 1996, 1995 and 1994, and changes during the years ending on those dates is presented below:

                      1996           1995            1994
                            Weighted       Weighted       Weighted
                            Average        Average        Average
                     Shares Exercise Shares Exercise  SharesExercise
                      (000)   Price  (000)   Price   (000)  Price
      Outstanding at
           beginning
  of year            9,946   $1.50 10,112   $1.44  10,026  $1.09
             Granted
  Price = Fair Value   666   $2.83  1,690   $1.58   1,331  $3.74
  Price > Fair Value   -     $0.00     15   $2.00     -      -
           Exercised  (808)  $0.96 (1,569)  $0.88   (966)  $1.18
           Forfeited  (222)  $2.47   (302)  $2.97   (279)  $1.02
  Outstanding at end 9,582   $1.62  9,946   $1.50  10,112  $1.44
             of year

 Options exercisable 7,445          7,290           7,311
         at year end

    Weighted-average
       fair value of
     options granted $2.09          $1.17           $1.07
     during the year

The following table summarizes information about fixed stock options outstanding at December 31, 1996:

           OPTIONS OUTSTANDING                OPTIONS EXCERCISABLE

                        Weighted
                         Average    Weighted               Weighted
              Number    Remaining   Average     Number     Average
 Range of   Outstanding Contractual Exercise  Excercisable Exercise
Exercise      as of        Life       Price     as of        Price
Prices       12/31/96                          12/31/96

  $0.62-       713,149    2.19      $0.7525       713,149   $0.7525
  $0.81

  $0.94-     4,395,791    2.73      $0.9375     4,395,791   $0.9375
  $0.94

  $1.50-     2,606,175    6.52      $1.7197     1,560,889   $1.8193
  $2.00

  $2.38-     1,867,075    8.07      $3.4075       774,773   $3.6824
  $4.19

  $.062-     9,582,190    4.76      $1.6177     7,444,602   $1.3903
  $4.19


Employee Stock Purchase Plan
Under the 1991 Employee Stock Purchase Plan (the "Purchase Plan"), the Company is authorized to issue up to 8,000,000 shares of common stock to its full-time employees. As of December 31, 1996, 4,271,669 shares have been purchased. Under the terms of the Purchase Plan, employees can choose each year to have up to 10 percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price per share of common stock in any offering under the Purchase Plan is the lower of; (i) 85% of the closing price per share of common stock on the commencement of the offering, or (ii) 85% of the closing price of a share of common stock on the termination of the offering. Each offering is for a period of approximately six months. The percentage of employees participating in the plan were 39% and 29% in 1995 and 1996, respectively. Under the Purchase Plan, the Company issued 394,654 shares at a weighted average price of $1.52 in 1996, 422,734 shares at a weighted average price of $1.75 in 1995, and 382,999 shares at a weighted average price of $2.69 in 1994. Pro forma compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 1995 and 1996: dividend yield of 0 percent; expected life of six months; expected volatility of 4.9% ; and risk-free interest rate of 5.2%. For 1996 and 1995, the Pro forma compensation costs under the Purchase Plan were $270,000 and $337,000, respectively.

K. Segment Information

The Company operates in a single industry segment which includes developing, manufacturing, marketing, installing and servicing business information processing systems, principally in the United States, Europe, the Far East, and Canada. In 1996, 1995, and 1994, no single customer accounted for as much as 10% of revenues. During 1996, 1995 and 1994 approximately 22%, 24% and 32%, respectively, of its revenues were directly or indirectly derived from U.S. Government agencies.
The Company maintains operations in Europe and Canada principally through consolidated subsidiaries. Far East operations are through a joint venture in Japan, and distributors throughout the remainder of the region. Information about the Company's operations for 1994, 1995, and 1996 is presented below (in thousands). Inter-geographic net sales, operating income and assets have been eliminated to arrive at the consolidated amounts.

              Net Sales     Inter-              Operating
                 to       Geographic  Total     Income      Identifiable
              Unrelated
              Entities      Net        Net      (Loss)      Assets
                           Sales      Sales
1994:
United       $  42,613   $  8,886   $ 51,499   $ (55,133)    $  83,234
States

Europe          29,147        -       29,147       4,164       14,340
Other            4,790        -        4,790         72         2,352
Geographic      76,550      8,886     85,436     (50,897)      99,926
Total
Inter-           -         (8,886)    (8,886)         49         (905)
Geographic
Total        $  76,550   $    -     $ 76,550   $ (50,848)    $  99,021

1995:
United       $  24,051   $  7,893   $ 31,944   $ (78,767)    $  55,488
States

Europe         23,721        -        23,721       1,165        18,030
Other           1,556        -         1,556          69           189
Geographic     49,328      7,893      57,221      (77,533)       73,707
Total
Inter-           -        (7,893)     (7,893)        (263)       (1,170)
Geographic
Total        $  49,328   $    -     $ 49,328    $ (77,796)    $  72,537


1996:
United       $  19,300   $ 12,026   $ 31,326   $ (65,502)    $  46,734
States
Europe          26,616        -       26,616        (968)       24,258
Other            1,711        -        1,711         (79)          103
Geographic      47,627     12,026     59,653     (66,549)       71,095
Total

Inter-            -       (12,026)  (12,026)        (669)       (1,839)
Geographic

Total        $  47,627   $    -     $ 47,627   $ (67,218)    $  69,256

Inter-geographic net sales are recorded principally at 60% of list price; however, inter-geographic net sales of the Company's storage processor product line are recorded at 85% of end selling price. Identifiable assets are all assets, including corporate assets, identified with operations in each region.

L.  Financial Instruments

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are limited to cash and trade receivables. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

M.  Subsequent Events

As of March 19, 1997 (the "Closing Date"), the Company and Gould consummated the transactions described below:

Exchange of Indebtedness for Preferred Stock
On the Closing Date, Gould agreed to cancel $40,000,000 of indebtedness owed to it by the Company for 400,000 newly-issued shares of Series I Convertible Preferred Stock ("Series I"). The canceled debt had represented prior to the Closing Date, a portion of the indebtedness owed by the company to Gould under the Credit Agreement.

The principal terms of the Series I are as follows:

(a) holders of such shares are entitled to receive, when, as and if declared by the Company's board of directors, an annual dividend per share equal to $6.00; provided, however, that if the number of authorized shares of common stock of Company is not increased to at least 300,000,000 on or prior to July 15, 1997, then such dividend per share is increased to $10; and, further provided, that if the number of shares of authorized common stock of the Company is increased to at least 300,000,000 at any time after July 15, 1997, then such dividend per share is decreased from $10 to $6;

(b) dividends on such shares are payable in cash; provided, however, under certain specified circumstances such dividends may be paid in additional shares of Series I Stock;

(c) such shares are entitled to a liquidation preference of $100 per share plus an amount equal to accrued and unpaid dividends on such share, which liquidation preference is senior in priority to the Company's common stock and to all other shares of Preferred Stock currently outstanding;

(d) subject to certain specified restrictions, such shares are convertible, at the holder's option, at any time, into that number of shares of the Company's common stock equal to (i) the liquidation preference divided by $3.25, which amount is subject to adjustment under certain specified circumstances;

(e) such shares are convertible, at the Company's option, in accordance with the conversion methodology summarized in paragraph
(d) above, if (i) the last sale price of the Company's common stock exceeded $3.90 for twenty consecutive trading days and (ii) a buyer is contractually committed to purchase (x) for at least $3.90 per share, at least 50% of the shares of common stock into which the outstanding Series I are then convertible or (y) for at least $3.50 per share, at least 75% of the shares of common stock into which the outstanding shares of Series I are then convertible;

(f) such shares are non-voting shares except as to matters that would adversely affect the Series I Stock and except as to any other matters which, pursuant to applicable law, holders of such shares may be entitled to vote; and

(g) to the extent that there are not a sufficient number of authorized shares of the Company's common stock to allow for a conversion of Series I into shares of common stock as described above (after taking into account, among other things, (x) the number of options, warrants and other similar rights outstanding and (y) 135% of the maximum number of shares of common stock the Company may be required to issue on conversion of all the shares of each series of preferred stock then outstanding), then, to that extent, the Series I is convertible into shares of Series J Convertible Participating Preferred Stock of the Company (the "Series J") at the rate of one share of Series J for each 100 shares of common stock.

The principal terms of the Series J are as follows:

(a) holders of such shares are entitled to receive a dividend per share equal to 100 times the dividend that is paid by the Company with regard to a share of common stock of the Company;

(b) such shares are entitled to a liquidation preference of $1 per share plus an amount equal to accrued and unpaid dividends on such share, which liquidation preference is senior in priority to the Company's common stock, and, after the holders of common stock have received $0.01 per share, such shares of Series I are further entitled to receive an amount equal to 100 times the amount per shares in excess of that $0.01 received by the holders of the common stock;

(c) subject to certain specified restrictions, such shares are convertible, at the holder's option, at any time, in that number of shares of the Company's common stock equal to (i) 100 shares of common stock, which amount is subject to adjustment under certain specified circumstances;

(d) such shares are voting shares and holders thereof shall be entitled to vote together with the holders of common stock, voting as a single class, on all matters presented for a vote of the holders of common stock, which each share of Series J being entitled to 100 times the number of votes to which a share of common stock is entitled; and

(e) the Series J (i) rank prior to the shares of common stock to the extent specifically provided in the Certificate of Designations, Powers, Rights and Preferences of the Series J, and in all other respects, rank on parity with the common stock, (ii) are on parity with the shares of Series A Convertible Participating Preferred Stock of the Company and (iii) are, and will be, junior to the shares of all other series of preferred stock of the Company, other than series which are expressly designated as ranking on a parity with, or being junior to, the Series J.

Prior to the transaction, Japan Energy Corporation, and its wholly-owned subsidiaries including Gould (the "Japan Energy Group") beneficially owned, on a fully-diluted basis, 81.6% of the
Company's  outstanding  common stock.   Upon  completion  of  this
transaction, Japan Energy Group's beneficial ownership, on a fully converted basis, increased to 82.8%.

The Credit Agreement
As of the Closing Date, the Company had borrowed $81,915,869 under the Credit Agreement. In conjunction with the exchange of the canceled debt for Series I, the Second Amendment to the Credit Agreement was executed between Encore and Gould which (i) reduced the maximum amount which can be borrowed by the Company from $80,000,000 to $50,000,000 and (ii) provides that any borrowings in excess of $41,915,869 (the principal amount outstanding on March 19, 1997 after giving effect to the exchange of indebtedness for shares of Series I) may be made only at the discretion of Gould. All borrowings under the Credit Agreement, plus accrued interest, are due and payable on May 31, 1997.

Borrowings under the Credit Agreement are collateralized by substantially all of the Company's tangible and intangible assets and the agreement contains various covenants including maintenance of cash flow, leverage and tangible net worth ratios and limitations on capital expenditures, dividend payments and additional indebtedness. Interest on the loans equals the prime rate plus 2%.

Financial Impact of Transactions
The completion of these transactions has the following effect on the Company's financial statements:

(i) shareholders' equity increased by $39,833,000 as follows:

Reduction of debt                         $   40,000
Less:

  Par value of shares issued                     (4)
         Reversal of accrued
        interest on previous
           recapitalizations                     283
   Accrued interest on remaining Gould
                          indebtedness
         for the remaining term of the          (446)
                            agreements
  Increase in additional paid-             $  39,833
                  in capital

Note 1 - Because the transaction is considered a troubled debt restructuring, interest is accrued from the Closing Date until the loan's maturity on the outstanding loan balance for the remainder of the loan agreement.

(ii) No costs in connection with the transaction have been recorded as an accrued expense, due to the over accrual of costs associated with prior recapitalizations.

N.  Liquidity

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. Since 1989, the principal source of financing for the Company has been provided by the Japan Energy Group. As discussed in Note M of Notes to Consolidated Financial Statements, on March 19, 1997, Gould exchanged $40 million of the Company's outstanding indebtedness for 400,000 shares of Series I Convertible Preferred Stock and provided the Company with an uncommitted credit facility of up to $50 million. After giving effect to the aforementioned debt conversion, approximately $41.9 million was outstanding under the Credit Agreement. Any loans exceeding the $41.9 million can be made only at the discretion of Gould. All borrowing under the Credit Agreement, plus accrued interest, are due and payable on May 31, 1997. Based on current estimates of available cash flow, management does not believe it will have sufficient cash to make the mandatory payment on May 31, 1997, without proceeds from the sale of assets or a refinancing or restructuring of the Credit Agreement prior to such date. Additionally, the Company does not have a committed source of financing to meet expected requirements over the next year. The Company has retained an investment banking firm to assist in exploring strategic alternatives which include, among other things, a business combination, sales of assets, strategic investment in the Company or a refinancing of the Credit Agreement. There can be no assurance that the Company will be successful in its attempt to consummate one of the strategic alternatives or a refinancing or restructuring of the Credit Agreement. If the Company does not make the required payment at maturity of the Credit Agreement or is unable to obtain a committed source of financing adequate to meet expected requirements, it may be unable to continue its normal operations, except to the extent permitted by the Japan Energy Group. Substantially all of the Company's tangible and intangible assets are pledged as collateral under the Credit Agreement.

Item  9   Changes  in  and  Disagreements  with  Accountants   on
Accounting and Financial Disclosure.

Not Applicable.

PART III

Item 10  Directors and Executive Officers of the Registrant

Information regarding directors of the Company included in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders under the caption "Election of Directors" is incorporated herein by reference. Information regarding executive officers of the Company is included in Part I of this Form 10-K under the caption "Executive Officers of the Company" and is incorporated herein by reference.

Item 11  Executive Compensation

Information regarding Executive Compensation included in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders under the caption "Executive Compensation" is incorporated herein by reference.

Item  12   Security  Ownership of Certain Beneficial  Owners  and
Management

Information regarding security ownership of the executive officers and directors of the Company and certain other stockholders which is included in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders under the captions "Principal Stockholders", "Election of Directors", and "Executive Compensation" is incorporated herein by reference.

Item 13  Certain Relationships and Related Transactions

Information regarding Certain Relationships and Related Transactions included in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on
Form 8-K
(a)1. and (a)2. Index to Financial Statements and Financial
Statement Schedules

          Form 10-K                            Page Number

          Report of independent public accountants relating to
          consolidated financial statements  and financial
          statement schedules                        22

          Consolidated statements of operations for the years
          ended December 31, 1996, 1995 and 1994     23

          Consolidated balance sheets at December 31, 1996 and
                                           1995      24

          Consolidated statements of cash flows for the years
          ended
          December 31, 1996, 1995 and 1994           25

          Consolidated statements of shareholders' equity
          capital
          deficiency) for the years ended December 31, 1996,
          1995, and 1994                             27

          Notes to consolidated financial statements28-44

The following consolidated financial statement schedules are submitted herewith:

Form 10-K                                   Page Number

Valuation and qualifying accounts                    48

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

(a)3. Index to Exhibits

The exhibits listed on the accompanying index to exhibits immediately following the signature page are incorporated herein by reference.

(b) Reports on Form 8-K

No   reports  on Form 8-K were filed during  the last  quarter of the year ended December 31, 1996.

For  purposes  of  complying with the  amendments  to  the  rules governing Form S-8 under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into the Registrant's Registration Statements on Form S-8 Nos. 33-34171 and 33-33907.

Insofar as indemnification of liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by the appropriate jurisdiction, litigate the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                    ENCORE COMPUTER CORPORATION
                    Valuation and qualifying accounts
                        (in thousands)

              Balance             Additions                  Balance
              at        Charged to   Charged to              at End of
              Beginning costs and    other       Deductions  Period
              of        expenses     accounts(2) (1)
              Period
Year ended
Dec 31, 1994:
Allowance for $ 2,150    $ 2,928     $  -        $    (61)   $ 5,017
doubtful
accounts

Year ended
Dec 31, 1995:
Allowance for $ 5,017    $    65     $(2,800)    $   (484)   $ 1,798
doubtful
accounts

Year ended
Dec 31, 1996:
Allowance for $ 1,798    $  (550)    $   -       $   (634)   $   614
doubtful
accounts

(1) Includes amounts deemed uncollectible
(2) Charged to restructuring

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as the chief accounting officer and an officer of the registrant thereunto duly authorized.

ENCORE COMPUTER CORPORATION
(Registrant)

     By:   KENNETH G. FISHER                    By:  EDWARD J.BAKER
           _________________                         ______________
           Kenneth G. Fisher                         Edward J.Baker
           Chairman of the Board                     Secretary, Treasurer and
           Chief Executive Officer                   Chief Accounting Officer

April 15, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                    Date

KENNETH G. FISHER
____________________          Chairman of the Board
Kenneth G. Fisher             Chief Executive Officer  April 15,1997

ROWLAND H. THOMAS, JR.        President and Chief
___________________           Operating Officer and
Rowland H. Thomas, Jr.        Director                 April 15, 1997

C. DAVID FERGUSON
____________________
C. David Ferguson             Director                 April 15, 1997

ROBERT J. FEDOR
____________________
Robert J. Fedor               Director                 April 15, 1997

DANIEL O. ANDERSON
____________________
Daniel O. Anderson            Director                 April 15, 1997

EDWARD J. BAKER
____________________          Secretary, Treasurer and
Edward J. Baker               Chief Accounting Officer April 15,1997

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

  3.4         Amendment   to  the  Certificate  of  Incorporation
               dated  August  8, 1995 increasing  the  number  of
               authorized  common  shares  from  150,000,000   to
               200,000,000.

  3.5         Certificate  of  Designations,  Powers  Rights  and
               Preferences of Series G Convertible Preferred Stock of Encore Computer Corporation (incorporated herein by reference to Exhibit 3.1 to the Company's Form l0-Q for the period ended October 1, 1995).

  3.6         Certificate  of  Designations,  Powers  Rights  and
               Preferences of Series H Convertible Preferred Stock of Encore Computer Corporation (incorporated herein by reference to Exhibit 3.1 to the Company's Form 10Q for the period ended June 30,
               1996).

  *3.7        Certificate  of  Designations,  Powers  Rights  and
               Preferences  of  Series  I  Convertible  Preferred
               Stock of Encore Computer Corporation.

  *3.8        Certificate  of  Designations,  Powers  Rights  and
               Preferences  of  Series  J  Convertible  Preferred
               Stock of Encore Computer Corporation.

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

  4.5         Certificate  of Stock Designation relating  to  the
               Company's Series F Convertible Preferred Stock

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


  10.15       Master  Purchase Agreement dated as  of  March  17,
               1995 between the Company and Gould Electronics Inc. relating to the purchase of Series F Convertible Preferred Stock, Cancellation of Indebtedness and Related Documentation (incorporated herein by reference to Exhibit 10.15 to the Company's Form l0-K for the year ended December 31, 1994).


  10.16       The  Second  Amended and Restated Credit  Agreement
               dated as of August 17, 1995 between Encore Computer Corporation and Gould Electronics Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Form l0-Q for the period ended October 1, 1995).

  10.17       Certificate.    Reference  made   to   the   Master
               Purchase  Agreement dated as of  August  17,  1995
               between the Company and Gould Electronics Inc. relating to the purchase of Series G Convertible Preferred Stock, Cancellation of Indebtedness and
               Related   Documents   (incorporated   herein    by
               reference to Exhibit 10.2 to the Company's Form l0-Q for the period ended October 1, 1995).

  #10.18      The  Company's 1985 Non-Qualified Stock Option Plan
               and 1995 Long Term Performance Plan, as amended (incorporated herein by reference to the Company's Form S-8/Form S-3 Registrations Statement No. 33-72741).

  10.19       The  Third  Amended  and Restated Credit  Agreement
               dated as of April 16, 1996 between Encore Computer Corporation and Gould Electronics Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Form l0-Q for the period ended June 30, 1996).

  10.20       Certificate.    Reference  made   to   the   Master
               Purchase  Agreement dated as of  August  17,  1995
               between the Company and Gould Electronics Inc. relating to the purchase of Series H Convertible Preferred Stock, Cancellation of Indebtedness and
               Related   Documents   (incorporated   herein    by
               reference to Exhibit 10.2 to the Company's Form l0-Q for the period ended June 30, 1996).

  *10.21      Certificate.    Reference  made   to   the   Master
               Purchase Agreement dated as of March 19, 1997 between the Company and Gould Electronics Inc. relating to the purchase of Series I Convertible Preferred Stock, Cancellation of Indebtedness and Related Documents.

  *11.0       Computation of Loss per Share

  *22.0            Subsidiaries of the Company.

  *23.1            Consent of Independent Public Accountants.

  *27         Financial Data Schedule

  *99 Cautionary Statement for the Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995 (incorporated herein by reference to Exhibit 99 to the Company's Form l0-Q for the period ended June 30, 1996).

  # Management contract or compensatory plan or arrangement

  * Filed herewith.


                                                  Exhibit 23.1

                   CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the registration statement of Encore Computer Corporation on Forms S-8 (Registration Statement Nos. 33-10225, 33-33907, 33-34171,
33-72458 and 33-72741) and on Forms S-3 (Registration Statement Nos. 33-121, 33-33907 and 33-34171) of our reports dated January 30, 1997 except for Note M as to which the date is March 19, 1997, on our audits of the consolidated financial statements and financial statement schedule of Encore Computer Corporation as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994, which report is included in this Annual Report on Form 10-K.

COOPERS & LYBRAND L.L.P.

Miami, Florida
April 15, 1997