Form 10-K/A
period 1996-12-31
ENCORE COMPUTER CORP /DE/
filed 1997-04-30
CIK 764037

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
   (State of Incorporation)                  (I.R.S. EMPLOYER I.D. NO.)

  6901 West Sunrise Boulevard
  Fort Lauderdale, Florida                         33313
 (Address of Principal Executive                   (Zip Code)
           Offices)

   Telephone:  (954) 587-2900

             Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. __X__Yes_____No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Aggregate market value, as of April 12, 1997 of Common Stock held by non-affiliates of the registrant: $75,087,914.

The number of shares outstanding of the registrant's only class of Common Stock as of April 12, 1997 was 37,308,306.

                                               PART OF DOCUMENT
DOCUMENTS INCORPORATED BY REFERENCE:        IN WHICH INCORPORATED

A list of all exhibits to this Form 10-K is on Page 65.


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

Since  the  acquisition, the  Company  has  invested
heavily  in research and  development activities  to
integrate  both  businesses'  technologies  into   a
single,  high  performance open system architecture.
This  effort  has  most  recently  resulted  in  the
announcement and delivery of products  such  as  the
Infinity  SPTM and the Infinity R/TTM.   The  Company
has invested heavily in research and development  of
the  Infinity  SPTM Universal Storage Processor  with
DataShareTM Facilities to establish its presence  in
the   multibillion   dollar   storage   marketplace.
Although  the storage marketplace is new to  Encore,
the  Company believes the Infinity SPTM product will
be a market leader.  From a storage perspective, the
Infinity  SPTM  supports multiple  environments  and
cross platform data sharing between open systems and
mainframe applications.  The Infinity SPTM is  built
around  Encore's  patented Memory Channel/Reflective
Memory   technology.   The  Infinity   SPTM   offers
extremely competitive application, connectivity  and
performance  advantages. In  the  context  of  cross
platform  shared protected storage for open  systems
and   mainframes,  the  Infinity  SPTM   family   of
products are technology leaders.

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

The  newest real-time product is the Infinity R/TTM.
The  performance  features of  the  Infinity  R/TTM,
based  on  scalable system elements, along with  the
Company's  reputation  in real-time  computing  have
captured  the  attention of many of its  traditional
customers.  The Infinity R/TTM has significant price
performance  advantages  in  the  real-time  market.
This,  coupled  with Encore's proprietary  software,
yields  highly deterministic open systems solutions.
These  solutions  range  from  Encore's  traditional
markets  in simulation, energy, and data acquisition
to   newly   developed   market   opportunities   in
transportation and process control.   The  Company's
continued  development  of its  patented  Reflective
Memory R    interconnect   technology,    integration
capabilities  and  "Hard Real-Time"  software  makes
Encore a technology leader.

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

Encore addresses the growing open data storage market
by  providing  the world's fastest Universal  Storage
Processors  with  DataShareTM  Facilities.   From   a
storage   perspective,  the  Infinity  SPTM  supports
multiple environments and cross-platform data sharing
between  open  systems  and  mainframe  applications.
This  means  that with Encore's Mainframe DataShareTM
Facility, mainframe sequential datasets stored on the
Infinity  SPTM can be read by attached open  systems.
Additionally   Encore's  Open   Systems   DataShareTM
Facility  provides comparable support in the opposite
direction.  Channel attached mainframes can read open
systems   volumes  stored  on  the   Infinity   SPTM.
Businesses operating applications on mainframes or in an open systems environment can use the DataShareTM
Facilities to significantly reduce the elapsed time and effort required to access data between platforms.
The Infinity SPTM offers competitive applications, connectivity, and performance advantages. In the context of cross-platform shared protected storage for open systems and mainframes, the Infinity SPTM is a technology leader.

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

Real-Time  Markets
The   Company's  real-time  computer   systems,   the
Infinity R/TTM Family, are used for the acquisition, processing and interpretation of data primarily in three market niches; (i) simulation, (ii) energy and (iii) transportation.

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


Principal Products
Encore offers two principal  families  of storage and
computer  systems targeted at the niches  within  the
storage    processing    and   real-time    computing
marketplaces  of the information technology  industry
discussed  above.   These product  families  are  the
Infinity  SPTM  Storage Processors, and  the  Infinity
R/TTM Series. Additionally, the Company continues to support its prior generation CONCEPT/32R real-time computer product line.

Infinity SPTM
The  Infinity SPTM Series Universal Storage Processors
with   DataShareTM   Facilities   are   designed    to
concurrently address the mixed storage needs  of  IBM
and  plug compatible mainframes, SCSI attached hosts,
and   network  attached  clients  under   a   common,
versatile  platform.  In order for the Infinity  SPTM
to  support simultaneously all of these roles, Encore
developed   software  products  such   as   Mainframe
DataShareTM, Open Systems DataShareTM, Backup/Restore
DataShareTM,  Remote Dual Copy, Backup While Open and
others  which  take  full advantage  of  the  storage
processors   architecture  to  provide  data   center
solutions  to  the entire enterprise  in  a  seamless
fashion.   These products enable mainframe  and  open
systems data stored on the Infinity SPTM to be shared
at  disk speeds, thereby significantly narrowing  the
information gap.  The Mainframe DataShareTM  Facility
allows  MVS IBM mainframe sequential datasets  (QSAM)
stored  on  an  Infinity SPTM to be read  by  a  SCSI
attached  Open  System  Platform.   The  Open  System
DataShareTM Facilities allows selected SCSI  attached
volumes stored on an Infinity SPTM to be read  by  an
IBM  compatible mainframe running MVS with no special
software    running    on   the    mainframe.     The
Backup/Restore   DataShareTM   Facility   allows   an
Infinity SPTM to backup and restore SCSI attached and
network  attached  volumes  from  an  IBM  compatible
mainframe   running   MVS  with  existing   mainframe
resident backup utilities.

The   Infinity  SPTM  fulfills  the  diverse   storage
requirements  of  legacy  and  open  enterprises   by
eliminating the overlaps and hidden costs of multiple
conventional   fixed   function   storage   products.
Infinity  SPTM  storage  subsystems  are  capable   of
delivering  storage solutions from  48  gigabytes  to
multiple terabytes.  Encore believes the Infinity SPTM
provides  the  world  of  increasingly  heterogeneous
computing   components  simpler  and  cost  effective
solutions.

Infinity Gateway TM
The  Encore  Infinity GatewayTM,  the  lowest  priced
member   of   the   Infinity  SPTM  family   provides
mainframes  and  open  systems concurrent  access  to
shared  datasets in real-time.  The Infinity  Gateway
utilizing  DataShareTM Facilities  provides  a  disk-
based high-speed/low latency interchange path between
MVS,  UNIX R,  and  other  operating  platforms.   For
example,  mainframe data sets stored on the  Infinity
Gateway   as   IBM   3390  volumes  are   immediately
accessible  from  SCSI  and  network  attached  hosts
without  file duplication.  Such direct data  sharing
technology   bypasses  lengthy  file  transfers   and
laborious   tape  handling  currently   employed   to
exchange data between dissimilar systems. Similarly, open systems may store files on the Infinity Gateway for direct access by mainframes.

Infinity R/T
The  Encore  Infinity R/TTM offers  high  performance
real-time  solutions  with the latest  in  processor
technology.    The  Infinity  R/T  is   specifically
designed to incrementally migrate CONCEPT/32 legacy applications to an open systems environment by maintaining object code and bus compatibility.

The  Infinity R/T Model 500 Modular Computing Family
is  Encore's  entry  level  PCI  bus  based  system,
powered  by  Digital Equipment Corporation's  AlphaR
and/or Intel Corporation's PentiumR processor.  This
provides  unprecedented modularity  and  flexibility
with  tremendous price/performance leadership.   The
Infinity  R/T  Model  400   Family  of  systems   is
comprised   of  state-of-the-art  departmental   and
enterprise   Symmetrical Multi-processing computers,
powered by Digital's Alpha micro-processors  and  is
based  on  the latest PCI bus technology.   Encore's
Real-Time software and hardware enables users to derive ultra high performance without sacrificing the Real-Time requirements of low latency, high determinism and fast I/O response. Both models are compatible with Encore's new PCI Reflective Memory subsystem that provides high-speed R/T connectivity for up to 256 clustered nodes.

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

Real Time
Encore's Research and Development strategy is defined around the following targets of opportunity:

     -Encore's   existing  customer  base:  "Systems,
      SEL, Gould" - simulation, telemetry, energy and transportation.
     -Digital Equipment Corporation (DEC) customers who need real-time capabilities, integration and high speed interconnectivity:
          - Digital UNIX real-time enhancements
          - Real-Time option modules
          - VME Alpha Systems
          - Deterministic SMP Alpha Systems
          - High Speed Clustering

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


Patents and Licenses
Encore  owns  a  number of patents,  copyrights,  and
trademarks  relating  to its products  and  business.
Encore's most important patents constitute the  basis
for  Encore's premiere Reflective Memory  technology,
which   is  incorporated  into  the  Company's  high-
performance,   high-availability   Storage    Systems
products.  Reflective Memory products permit the same
data to be broadcast (i.e. reflected) instantaneously
to  several  nodes  at once, thereby  extraordinarily
decreasing data transfer times.  Encore continues  to
develop   this   highly  valuable  and   sought-after
technology  and is actively engaged in a  program  to
protect  it's  patents  and  registered  marks   from
infringement. The Company is also actively pursuing additional patents on its innovations.

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


Employees
As of December 31, 1996, Encore had 694 full-time employees engaged in the following activities:

                                                 Employees

         Customer Service                           131
         Manufacturing                              125
         Research and Development/Custom Products   235
         Sales and Marketing                        147
         General and Administrative                  56
         Total                                      694

The  Company's  future success will depend  in  large
part  on  its  ability to attract and  retain  highly
skilled  and motivated personnel, who are  in   great
demand   throughout  the  industry.   None   of   the
Company's domestic employees are represented by a labor union.


Executive Officers of the Company

The names of the Company's executive officers and certain information about them are set forth below.

               Name             Age         Position with Company
       Kenneth G. Fisher         66     Chairman of the Board
                                        and Chief Executive Officer

       Rowland H. Thomas, Jr.    61     President and
                                        Chief Operating Officer

       Charles S. Anderson       67     Vice President,
                                        Corporate Relations

       Ziya Aral                 44     Vice President,
                                        SystemsEngineering
                                        and Chief Technology Officer

       Robert A. DiNanno         50     Vice President and General
                                        Manager,
                                        Global Customer Operations

       Charles S. Namias         38     Vice President,
                                        Corporate Alliances

       James C. Shaw             49     Vice President,
                                        Manufacturing Operations

       George S. Teixeira        40     Vice President,
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

Mr.  DiNanno joined the Company in July 1986.   Until
June  1992, Mr. DiNanno served as Vice President  and
General  Manager, Operations.  At that time,  he  was
appointed  Vice President and General Manager,  Real-
Time  Operations.  In June of 1996, Mr.  DiNanno  was
appointed  Vice  President  and  General  Manager  of
Global  Customer Operations.  Prior  to  joining  the
Company,  he  served as Vice President, Manufacturing
at  Adage, Inc. from November 1983 to June 1986.  Mr.
DiNanno   also   held   domestic  and   international
management  assignments  with  Honeywell  Information
Systems,  Inc.  from June 1979 until  November  1983.
Mr.   DiNanno   has  experience  with  military   and
commercial flight simulations acquired during his tenure at Singer Link.

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

                                      Owned or  Approximate
   Location             Principal      Leased     Square
                           Use                     Feet

   Ft. Lauderdale, FL   Administrative  Owned      232,000
                        Development/
                        Marketing

   Melbourne, FL        Manufacturing   Owned      137,000

   London, England      Sales/Service   Leased      35,000

   Paris, France        Sales/Servic    Leased      23,000

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


Item 6 Selected Financial Data

(in thousands except  Pro Forma   For the year ended December 31,
   per share data)     1996(2)  1996    1995    1994      1993     1992
Net sales          $47,627  $47,627  $49,328  $76,550  $93,532 $130,893
Operating loss     (67,218) (67,218) (77,796) (50,848) (62,085) (22,544)
Net loss           (70,732) (70,732) (81,354) (54,556) (69,565) (32,522)
Net loss per common
  share (1)          (2.18)   (2.18)   (2.37)   (1.68)   (2.01)   (0.98)
Weighted average
 shares of common stock
 outstanding (1)    44,174   44,174    42,287  40,755    39,273  37,899
Working capital
 (deficit)         (27,479) (67,295)    5,490  20,237     3,499  14,270
Total assets        69,256   69,256    72,537  99,021    84,070 105,686
Long term debt         476      476    40,812  89,249   112,919  66,413
Shareholders' equity
 (capital deficiency)5,806  (34,010)    2,514 (22,040)  (66,560)    508

(1)  During 1996, 1995, 1994 and 1993, preferred stock
dividends   amounted   to  $25,413,000,   $19,061,600,
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

Item 7   Management's Discussion and Analysis of
Financial Condition and Results of Operations

Overview

Encore   Computer   Corporation  ("Encore"   or   the
"Company")  was founded in May 1983 and  was  in  the
development  stage until October 1986.   During  this
period,  the  Company was primarily involved  in  the
research,  development and marketing of  UNIX R  based
computers  and  terminal servers.   In  1989,  Encore
significantly   increased  its  size  and   worldwide
marketing presence when it acquired substantially all
of  the  assets of the Computer Systems  Division  of
Gould   Electronics   Inc.  (the  "Computer   Systems
Business").  This was a significantly larger business
than  the  Company and one which for over twenty-five
years  provided real-time computer systems  solutions
to   the   simulation,  transportation   and   energy
marketplaces.

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

                                    1996       1995      1994

Equipment Sales                     $27,600   $22,005    $38,412

Equipment Cost of Sales              35,786    34,975     35,052

  Amdahl Restructuring Charge             0   (14,242)    (8,960)

  Valuation Reserve Adjustment       (9,932)        0          0

Adjusted Equipment Cost of Sales     25,854    20,733     26,092

Adj. Equipment Gross Margin          $1,746    $1,272    $12,320

Adj. Gross Margin as % of Revenue         6%        6%        32%

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

In   1996,  gross  margins  on  service  sales   were
$2,205,000 or (11%), compared to $6,605,000 (24%) and
$12,283,000  (32%)  in 1995 and  1994,  respectively.
For 1996, 1995 and 1994, service margins were reduced
for    investments    in   various    programs    and
infrastructure  necessary  to  support  the   Storage
Product   line.   The  following  table   illustrates
service gross margins adjusted for these investments:

                                     1996       1995      1994

Service Sales                        $20,027   $27,323    $38,138

Cost of Service Sales                 17,822    20,718     25,855

Investment in Storage Product        (5,979)   (3,719)    (2,010)
Support

Adjusted Cost of Service Sales        11,843    16,999     23,845

Adjusted Service Gross Margin         $8,184   $10,324    $14,293

Adjusted Gross Margin as % of Sales       41%       38%        37%

All  service  sales are derived from installed  real-
time  products  and  the cost  structure  within  the
service  department  is highly variable  due  to  the
utilization  of  service  partners.   Therefore,   as
revenues  decline, costs decline as well.   Moreover,
management  continues to reduce  fixed  costs  on  an
ongoing  basis.   As  a result,  gross  margin  as  a
percentage of revenue has increased to 41% in 1996, from 38% and 37% for 1995 and 1994, respectively, when adjusted for the impact of the investment in Storage Product support programs and infrastructure.
The Company expects to achieve similar gross margins in the future.

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

As  discussed  in  Note  F of Notes  to  Consolidated
Financial Statements, in the second quarter  of  1995
management  evaluated the Company's latest  financial
projections,  and concluded; (i) the  termination  of
the   Amdahl   Reseller  Agreement  resulted   in   a
significant  delay  in  the  realization  of  product
revenues,  (ii)  the  rate of  decline  in  real-time
equipment  and  service  revenues  had  exceeded  its
previous  estimates and (iii) the rate  of  worldwide
sales  growth  anticipated  in  newer  product  lines
remained  significantly below projected  levels.   In
light  of  these conclusions, management restructured
operations  and  recorded a charge to  operations  of
$4,499,000.    The   most   significant   of    these
restructuring actions were; (i) a 95 person reduction
in   workforce   primarily   in   manufacturing   and
development,  resulting  in  a  severance  charge  of
$1,335,000,  (ii)  a write down of  $782,000  in  the
carrying  value of the equipment used in the  support
of  the Amdahl Reseller Agreement and (iii) the write
off  of  $1,624,000  of capitalized  software  assets
relating to the Company's UNIX R based product  lines.
Management will continue to assess its cost structure
and  the  carrying value of  its assets in  light  of
expected  future  business.   While  there   are   no
existing plans to take any additional actions, should future conditions require, management could approve additional plans to further reduce its cost base or recognize the impairment in value of long-lived assets.

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

Income taxes provided in 1995 and 1994 relate to taxes payable by foreign subsidiaries (see Note H of the Notes to Consolidated Financial Statements). The tax credit for 1996 reflects the reversal of tax accruals not deemed necessary as of December 31, 1996.

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



ENCORE COMPUTER CORPORATION
Consolidated Balance Sheets
(in thousands except share data)
                                               (Unaudited)
                                                 Proforma
                                                  Dec 31,   Dec 31,   Dec 31,
                                                     1996      1996      1995
                                               (See Note M)
ASSETS
Current assets:
 Cash and cash equivalents                         $3,936    $3,936    $3,490
 Accounts receivable, less allowances of $614 in 1996 and
 $1,798 in 1995                                    14,970    14,970    13,030
 Inventories                                       13,896    13,896    15,796
 Prepaid expenses and other current assets          1,409     1,409     1,353
  Total current assets                             34,211    34,211    33,669

Property and equipment, net                        33,376    33,376    35,800
Capitalized software, net                               0         0       829
Other assets                                        1,669     1,669     2,239
  Total assets                                    $69,256   $69,256   $72,537


LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Current liabilities:
 Curr. portion long term debt-rela parties(Note E)$32,659   $72,659   $     0
 Current portion long term debt-other (Note E)        182       182       171
 Accounts payable and accrued liabilities (Note D) 28,849    28,665    28,008
  Total current liabilities                        61,690   101,506    28,179

Long term debt-related parties (Note E)                 0         0    40,154
Long term debt-other (Note E)                         476       476       658
Other liabilities                                   1,284     1,284     1,032
  Total liabilities                                63,450   103,266    70,023

Commitments and contingencies (Note I)

Shareholders' equity (Capital deficiency) (Notes E and F):
 Preferred stock, $.01 par value; authorized 10,000,000 shares:
  Series A Convertible Participating Preferred, issued
   73,641 shares in 1996 and 1995                       1         1         1
  6% Cumulative Series B Convertible Preferred, issued
   728,722 and 707,345  in 1996 and 1995, respectively,
   with an aggregate liquidation preference of  $72,872,200
   and $70,734,500 in 1996 and 1995, respectively.      7         7         7
  6% Cumulative Series D Convertible Preferred, issued
   1,115,074 and 1,082,362   in 1996 and 1995, respectively,
   with an aggregate liquidation preference  of $111,507,400
   and $108,236,200 in 1996 and 1995, respectively     11        11        11
  6% Cumulative Series E Convertible Preferred, issued
   1,139,782 and 1,106,343 in 1996 and 1995, with an
   aggregate liquidation preference of $113,978,200 and
   $110,634,300 in 1996 and 1995, respectively         11        11        11
  6% Cumulative Series F Convertible Preferred, issued
   533,333 and 517,687 in 1996 and 1995, respectively,
   with an aggregate liquidation preference of $53,333,300
   and $51,768,700 in 1996 and 1995, respectively.      5         5         5
  6% Cumulative Series G Convertible Preferred, issued
   572,289 and 555,500 in 1996 and 1995, respectively,
   with an aggregate liquidation preference of $57,228,900
   and $55,550,000 in 1996 and 1995, respectively.      6         6         6
  6% Cumulative Series H Convertible Preferred, issued
   350,000 in 1996 with an aggregate liquidation preference
   of $35,000,000.                                      4         4         0
  6% Cumulative Series I Convertible Preferred, issued
   400,000 in 1996 with an aggregate liquidation preference
   of $40,000,000.                                      4         0         0
 Common stock, $.01 par value; authorized 200,000,000 shares;
  issued 37,270,457 and 36,067,792 in 1996 and 1995,
  respectively.                                       373       373       361
 Additional paid-in capital                       486,880   447,068   412,876
 Accumulated deficit                             -481,496  -481,496  -410,764
  Total shareholders' equity (Capital deficiency)   5,806   -34,010     2,514
  Total liab and sharehldrs' equity (Cap'l Defic.)$69,256   $69,256   $72,537


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
charged  to cost of sales to reduce inventory carrying
amounts to estimated net realizable value, as well  as
$2,800,000  charged to cost of sales  for  uncollected
Amdahl   accounts  receivable,  $500,000  charged   to
research  and  development to write  down  capitalized
software projects in process and $4,499,000 charged to
restructuring costs.  The restructuring charge related
to; (i) the recognition of the permanent impairment in
value  of  $2,406,000  of certain  long-lived  assets,
including   capitalized  software  and  property   and
equipment,   (ii)  severance  and   benefit   pay   of
$1,335,000  as  a result of a 95 person  reduction  in
workforce,    principally   in    manufacturing    and
development, and (iii) other expenses associated  with
the termination of the Amdahl Reseller Agreement.   As
of   December   31,  1994,  because  of  uncertainties
surrounding the Amdahl relationship, the Company also charged cost of sales $8,960,000 in order to reduce inventories to estimated net realizable value and to provide for uncollectible accounts receivable.


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

F. Accounts Payable and Accrued Liabilities;

Accounts payable and accrued liabilities consist of the following (in thousands):

                                         December     December
                                            31,         31,
                                           1996         1995

Accounts payable                       $   4,976   $     7,339
Accrued salaries and benefits              4,034         4,261
Accrued restructuring costs                  362         1,566
Accrued interest-related parties          11,614         5,921
Accrued taxes                              2,760         4,045
Deferred income, principally
 maintenance contracts                       879           827
Other accrued expenses                     4,040         4,049
                                       $  28,665     $  28,008

Accrued  interest  of $10,791,000 and  $5,215,000  was
payable  to  Gould  at December  31,  1996  and  1995,
respectively.   The  balance of  accrued  interest  to
related parties is being amortized over the term of the credit agreement.


G.  Debt

Debt consists of the following (in thousands):


                                (See Note
                                    M)
                                Pro forma
                                 December    December    December
                                   31,         31,         31,
                                   1996        1996        1995
                                (Unaudited)

Debt to unrelated parties:
  Mortgages payable              $    658    $    658    $    829
  Current portion of debt            (182)       (182)       (171)
  Total long term debt to
    unrelated parties            $    476    $    476    $    658

Debt to related parties:
  Credit Agreement with Gould
    Electronics Inc.             $ 32,659    $ 72,659    $ 40,154
      Current portion of debt     (32,659)    (72,659)       -
      Total long term debt to
        related parties          $    -      $    -      $ 40,154

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

During   1995,   Gould   canceled   $105,000,000    of
indebtedness   and  on  April  16,  1996,   Gould   as
authorized   by  Japan  Energy  Corporation   canceled
$35,000,000  of  indebtedness  pursuant  to  a  Credit
Agreement ("Credit Agreement") which was scheduled  to
mature on that date, in exchange for 350,000 shares of
the  Company's  Series H Convertible  Preferred  Stock
("Series   H").   In  addition  to  the  exchange   of
indebtedness  for Series H, Gould amended  the  Credit
Agreement  in  order  to provide the  Company  with  a
committed  borrowing facility of  $65,000,000.   Gould
also  has  allowed  the Company to  borrow  additional
funds  in  excess  of the maximum limit.   The  credit
facility  bears  interest at the prime  rate  plus  2%
(10.25%  at  December 31, 1996).  As of  December  31,
1996,  Encore owed to Gould $72,659,000 in  principal,
plus  $10,791,000 in accrued interest.  On January  9,
1997  Gould  and  Encore agreed to  amend  the  credit
agreement to increase the maximum amount of  loans  to
$80,000,000,  however, any loan exceeding  $65,000,000
will  be  made at the discretion of Gould.  Borrowings
are   collateralized  by  substantially  all  of   the
Company's  tangible  and  intangible  assets  and  the
agreement   contains   various   covenants   including
maintenance  of cash flow, leverage and  tangible  net
worth  ratios and limitations on capital expenditures,
dividend payments and additional indebtedness.   Gould
has waived compliance with these financial covenants in the agreement until January 1, 1997.

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

                                        December      December
                                          31,            31,
                                          1996          1995

Net operating losses                  $  150,195    $  126,618
Research and experimental credits          1,750         1,750
Capital losses                             4,954         4,396
Allowance for doubtful accounts              172           452
Inventory reserves                         9,023         8,113
Accrued vacation                             560           600
Various reserves/other                     4,279         3,405
Accrued restructuring                          7           102
                                         170,940       145,436

Valuation allowance                     (168,739)     (143,808)
                                           2,201         1,628

Deferred tax liabilities:
Depreciation                              (1,863)         (770)
Capitalized software                        (338)         (858)

Net                                   $       -     $       -

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

                                         December     December
                                            31,         31,
                                           1996         1995

Reduction of debt                      $  35,000    $  105,000
Less:
  Par value of shares issued                  (4)          (11)
  Accrued transaction costs                 (200)         (600)
  Reversal of accrued interest on
    previous recapitalizations               111         5,203
  Accrued interest on remaining Gould
   indebtedness for the remaining term
    of the agreements                     (2,665)       (7,638)
  Increase in additional
    paid-in capital                    $  32,242    $  101,954

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

Stock Compensation Plans
At  December  31,  1996, the Company had  three  fixed
stock  option  plans, the 1983 Incentive Stock  Option
Plan  (the "ISO Plan") which expired in 1993, the 1985
Non-Qualified Stock Option Plan (the "NQO  Plan")  and
the  1995 Long Term Performance Plan (the "Performance
Plan")  which was approved by the stockholders of  the
Company  on  June  27,  1995.   The  Performance  Plan
replaced  both  the ISO Plan and  the  NQO  Plan.   No
further  grants under the ISO Plan or  NQO  Plan  have
been  made.   The  24,000,000 shares of  Common  Stock
previously  reserved for issuance under the  ISO  Plan
and  the NQO Plan are now reserved for issuance  under
the Performance Plan to officers, directors, employees
and  certain  consultants.  The  Company  applies  APB
Opinion   No.   25  and  related  Interpretations   in
accounting    for   its   plans.    Accordingly,    no
compensation  cost has been recognized for  its  fixed
stock  option plans and its stock purchase plan.   Had
compensation  cost  for  the  Company's  stock   based
compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                               1996        1995

Net Loss                    As reported      ($70,732)    ($81,354)
                            Pro forma        ($71,641)    ($81,942)

Loss per share              As reported        ($2.18)      ($2.37)
                            Pro forma          ($2.20)      ($2.39)

The  fair value of each option grant was estimated  on
the  date  of  grant  using the Black-Scholes  option-
pricing model with the following assumptions for  1995
and  1996:  risk-free  interest  rate  of  6  percent;
dividend yield of 0 percent; expected life of 4 years;
and volatility of 4.9 percent.

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

A summary of the status of the Company's fixed stock option plans as of December 31, 1996, 1995 and 1994, and changes during the years ending on those dates is presented below:

                            1996           1995          1994
                              Weighted        Weighted        Weighted
                              Average         Average         Average
                       Shares Exercise Shares Exercise Shares Exercise
                        (000)   Price  (000)  Price    (000)  Price

Outstanding at beginning
 of year                9,946  $1.50  10,112   $1.44  10,026  $1.09
Granted
 Price = Fair Value       666  $2.83   1,690   $1.58   1,331  $3.74
 Price > Fair Value        -   $0.00      15   $2.00      -     -
Exercised                (808) $0.96  (1,569)  $0.88    (966) $1.18
Forfeited                (222) $2.47    (302)  $2.97    (279) $1.02
Outstanding at end
 of year                9,582  $1.62    9,946  $1.50  10,112  $1.44

Options exercisable
 at year end            7,445           7,290          7,311

Weighted-average fair value of
 options granted during
  the year              $2.09           $1.17          $1.07

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
  $4.19


Employee Stock Purchase Plan
Under  the  1991  Employee Stock  Purchase  Plan  (the
"Purchase Plan"), the Company is authorized  to  issue
up  to  8,000,000 shares of common stock to its  full-
time  employees.   As of December 31, 1996,  4,271,669
shares  have been purchased.  Under the terms  of  the
Purchase Plan, employees can choose each year to  have
up  to  10  percent  of  their  annual  base  earnings
withheld  to purchase the Company's common stock.  The
purchase  price  per  share of  common  stock  in  any
offering under the Purchase Plan is the lower of;  (i)
85% of the closing price per share of common stock  on
the  commencement of the offering, or (ii) 85% of  the
closing  price  of  a  share of common  stock  on  the
termination of the offering.  Each offering is  for  a
period of approximately six months.  The percentage of
employees participating in the plan were 39%  and  29%
in  1995  and 1996, respectively.  Under the  Purchase
Plan,  the Company issued 394,654 shares at a weighted
average  price of $1.52 in 1996, 422,734 shares  at  a
weighted  average price of $1.75 in 1995, and  382,999
shares  at a weighted average price of $2.69 in  1994.
Pro forma compensation cost is recognized for the fair
value  of  the employees' purchase rights,  which  was
estimated  using  the  Black-Scholes  model  with  the
following  assumptions  for 1995  and  1996:  dividend
yield  of  0  percent; expected life  of  six  months;
expected  volatility of 4.9% ; and risk-free  interest
rate  of  5.2%.   For  1996 and 1995,  the  Pro  forma
compensation  costs  under  the  Purchase  Plan   were
$270,000 and $337,000, respectively.


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

             Net Sales      Inter-                Operating
             to Unrelated   Geographic     Total    Income  Identifiable
              Entities      Net Sales    Net Sales  (Loss)      Assets
1994:
United States   $ 42,613   $ 8,886   $ 51,499   $ (55,133)     $ 83,234
Europe            29,147        -      29,147       4,164        14,340
Other              4,790        -       4,790          72         2,352
Geographic Total  76,550     8,886     85,436     (50,897)       99,926
Inter-Geographic    -       (8,886)    (8,886)         49          (905)
Total          $  76,550   $   -     $ 76,550   $ (50,848)    $  99,021

1995:
United States  $  24,051   $ 7,893   $ 31,944   $ (78,767)    $  55,488
Europe            23,721       -       23,721       1,165        18,030
Other              1,556       -        1,556          69           189
Geographic Total  49,328     7,893     57,221     (77,533)       73,707
Inter-Geographic    -       (7,893)    (7,893)       (263)       (1,170)
Total          $  49,328   $   -     $ 49,328   $ (77,796)    $  72,537

1996:
United States  $  19,300   $12,026   $ 31,326   $ (65,502)    $  46,734
Europe            26,616      -        26,616        (968)       24,258
Other              1,711      -         1,711         (79)          103
Geographic Total  47,627    12,026     59,653     (66,549)       71,095
Inter-Geographic     -     (12,026)   (12,026)       (669)       (1,839)
Total          $  47,627   $    -    $ 47,627   $ (67,218)    $  69,256

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

Prior  to  the  transaction, Japan Energy Corporation,
and its wholly-owned subsidiaries including Gould (the
"Japan  Energy Group") beneficially owned, on a fully-
diluted  basis,  81.6%  of the  Company's  outstanding
common  stock.   Upon completion of this  transaction,
Japan Energy Group's beneficial ownership, on a fully converted basis, increased to 82.8%.

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

Financial Impact of Transactions
The completion of these transactions has the following effect on the Company's financial statements:

(i) shareholders' equity increased by $39,833,000 as follows:

Reduction of debt                       $     40,000
Less:
  Par value of shares issued                      (4)
  Reversal of accrued interest
   on previous recapitalizations                 283
  Accrued interest on remaining Gould
   indebtedness for the remaining term
   of the agreements                            (446)
Increase in additional paid-capital     $     39,833

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


Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.


PART III


Item  10   Directors and Executive  Officers  of  the
Registrant

The names of the Company's Board of Directors and certain information about them are set forth below.

Kenneth G. Fisher, age 66

Mr. Fisher is a founder of the Company and has served
as  a  Director, Chairman and Chief Executive Officer
of  the Company since the Company+s inception in  May
1983.  He  was  the  Company+s  President  from   its
inception until December 1985 and also served in that
capacity  from  December 1987 to January  1991.  From
January  1982 until May 1983, Mr. Fisher was  engaged
in  private venture transactions. From 1975 to  1981,
Mr.  Fisher was President and Chief Executive Officer
of  Computervision (formerly Prime  Computer,  Inc.).
Before  joining Computervision, Mr. Fisher  was  Vice
President   of   Central  Operations  for   Honeywell
Information Systems, Inc.

Rowland H. Thomas, Jr., age 61

Mr. Thomas has been a member of the Board of Directors since December 1987 and Chief Operating
Officer since June 1989. He presently also serves as President of the Company, a position to which he was appointed in January 1991. From June 1989 to January
1991, Mr. Thomas served as Executive Vice President of the Company. In February 1988, he was named
President and Chief Executive Officer of Netlink Inc.
Prior  to  joining  Netlink, Mr.  Thomas  was  Senior
Executive Vice President of National Data Corporation
(-NDC+), a transaction processing company, a position he held from June 1985 to February 1988. From May
1983 through June 1985, Mr. Thomas was Executive Vice
President and Senior Vice President at NDC.

Daniel O. Anderson, age 69

Mr.  Anderson  has  been a member  of  the  Board  of
Directors  since  May  1987. In  1991,  Mr.  Anderson
retired   as  Executive  Vice  President  and   Chief
Operating  Officer  of the Harvard  Community  Health
Plan  for  New  England,  a  position  he  held  from
November 1986. From October 1984 until July 1986, Mr.
Anderson served as Vice President and Chief Financial
Officer  of  Guilford  Transportation  Industries,  a
railroad  holding company. From November  1975  until
April  1984,  Mr.  Anderson  held  various  executive
positions with Itek Corporation, most recently  as  a
Director  and  President  of Itek  Graphics  Systems.
Prior  to  his employment with Itek Corporation,  Mr.
Anderson    was   Vice   President,    Finance    and
Administration,   North  American   Operations,   for
Honeywell Information Systems, Inc.

Robert J. Fedor, age 56

Dr. Fedor has been a member of the Board of Directors
since   July  1992.  He  is  presently  Senior   Vice
President Corporate Development at Gould, a  position
he  has  held since July 1992. From December 1989  to
July  1992 he was Vice President, Corporate  Business
Development   at  Gould.  Prior  to   assuming   that
position,  Dr. Fedor was General Manager  of  Gould+s
U.S. and Far East Foil Business since 1985. Since joining Gould in 1964, he has served in various senior marketing and research positions. Dr. Fedor holds a Ph.D. in Metallurgical Engineering from Case
Western Reserve University.

C. David Ferguson, age 55

Mr. Ferguson has been a member of the Board of Directors since April 1989. He is presently the President and Chief Executive Officer and a director of Gould, a position he has held since October 1988.
Prior  to  such  time, he served  as  Executive  Vice
President, Materials and Components, at Gould+s  Foil
Division from 1986 until October 1988. He transferred to the Foil Division in 1967 from the Gould Engine
Parts Division where he began his career in 1963.

Information  regarding  executive  officers  of   the
Company is included in Part I of this Form 10-K under the caption "Executive Officers of the Company" and is incorporated herein by reference.

Item 11  Executive Compensation


Total compensation paid or accrued for services rendered during the three most recent fiscal years for the Chief Executive Officer and the four other most highly compensated executive officers of the Company for the year ended December 31, 1996 was as follows:


Summary Compensation Table


                    Annual Compensation           Long
                                                  Term
                                              Compensation
                                         Other    Awards          All
                                         Annual Number of Shs   Other
Name and                                 Compen-  Underlying    Compen-
Principal Position  Year Salary  Bonus   sation   Options(3)   sation(2)

Kenneth G. Fisher  1996 $340,000 $     0 $    0     952,200      $     0
Chairman of the    1995  340,000       0      0     196,900            0
Board and Chief    1994  340,001       0      0     103,300       1,234
Executive Officer

Rowland H. Thomas  1996 $265,000 $26,095 $    0     302,800      $    0
President and      1995  265,000  26,850      0     113,600           0
Chief Operating    1994  264,617  36,833      0      59,600         728
Officer

Robert A. DiNanno  1996 $187,500 $25,835 $    0      75,800      $     0
Vice President and 1995  175,000  25,075      0      46,300            0
General Manager,   1994  175,000  39,644      0      20,000          676
Global Customer
Operations

Charles S. Namias  1996 $151,107 $19,830 $2,000      39,800      $     0
Vice President,    1995  150,000  19,825  4,800      46,300            0
Corp Alliances     1994  136,154  70,844   4800     105,000          608

Ziya Aral          1996 $150,000 $19,830 $    0      35,800      $80,000
Vice President,    1995  150,000  19,700      0      46,300            0
Chief Technical    1994  149,229  35,145      0     290,000            0
Officer



(1)   Amounts paid to Mr. Namias consist entirely  of
an    allowance   for   business-related   automobile
expenses.

(2)   All  Other  Compensation for 1994  consists  of
earnings    associated    with    the    individual's
participation  in  a company-paid sales  award  trip.
Mr. Aral received an $80,000 loan from the Company on
September  23,  1996.   The note  carries  an  annual
interest rate of 6% and is due and payable on September 22, 1999.

(3)   Includes 800,000 shares for Mr. Fisher, 215,000
shares  for Mr. Thomas, 40,000 shares for Mr. DiNanno
and 4,000 shares for Mr. Namias which were originally
granted in 1991 and were scheduled to expire in  1996
if  not  exercised.  However, at the time the options
were  scheduled  to  expire the Company's  policy  on
insider  trading  effectively  prevented  each   from
exercising their options. Accordingly, the Board of Directors approved an extension of the expiration date to year 2000. The extensions has been treated as a cancellation of the old options and a grant of new options in the same amount at the same exercise price.

The  following table sets forth the number of  shares
of  Common  Stock  and equivalents  of  the  Company,
including  shares which may be acquired within  sixty
days  after March 31, 1997 by exercise of outstanding
stock  options,  which  are  beneficially  owned   by
executive officers of the Company named in the Summary Compensation Table and all directors and executive officers of the Company as a group as of March 31, 1997 along with the percentage of all outstanding shares of Common Stock and equivalents owned by each executive officer and director on such date.

                                     Common Stock   Percentage of
                                   and Equivalents  Common Stock
                                     Beneficially  and Equivalents
Name                                   Owned        Outstanding(1)

Kenneth G. Fisher                    7,306,652(2)      3.5%
Chairman of the Board and
Chief Executive Officer

Rowland H. Thomas                    1,714,600(3)       .8%
President and
Chief Operating Officer

Robert A. DiNanno                     390,652(4)        .2%
Vice President and General Manager
Global Customer Operations

Charles S. Namias                     328,733(5)        .2%
Vice President
Corporate Alliances

Ziya Aral                             475,606(6)        .2%
Vice President  and
Chief Technical Officer

Total directors and executive officers as
 a group (9 people)                11,318,623(7)       5.4%


(1)  For  purposes  of  computing the  percentage  of
     Common  Stock  and equivalents outstanding,  the
     7,364,100  shares of Common Stock issuable  upon
     conversion of the outstanding shares of Series A
     Stock,  the  23,798,000  shares of Common  Stock
     issuable  upon  conversion  of  the  outstanding
     shares  of Series B Convertible Preferred  Stock
     ("Series  B  Stock"), the 36,415,230  shares  of
     Common  Stock  issuable upon conversion  of  the
     outstanding   shares  of  Series  D  Convertible
     Preferred   Stock  ("Series   D   Stock"),   the
     37,222,184 shares of Common Stock issuable  upon
     conversion of the outstanding shares of Series E
     Convertible Preferred Stock ("Series E  Stock"),
     the  17,417,138 shares of Common Stock  issuable
     upon  conversion  of the outstanding  shares  of
     Series F Convertible Preferred Stock ("Series  F
     Stock"),  the 18,689,385 shares of Common  Stock
     issuable  upon  conversion  of  the  outstanding
     shares  of Series G Convertible Preferred  Stock
     ("Series  G  Stock"), the 11,430,000  shares  of
     Common  Stock  issuable upon conversion  of  the
     outstanding   shares  of  Series  H  Convertible
     Preferred  Stock  ("Series  H  Stock")  and  the
     12,400,000 shares of Common Stock issuable  upon
     conversion of the outstanding shares of Series I
     Convertible Preferred Stock ("Series  I  Stock")
     have  been  included as well  as  the  7,430,980
     shares   issuable  upon  exercise   of   options
     exercisable within 60 days after March 31, 1997.


(2)  Includes:  (i)  53,764  shares  owned   by   Mr.
     Fisher's wife, (ii) 2,238,400 shares which may be acquired by Mr. Fisher within 60 days after March 31, 1997 by exercise of stock options and
     (iii)  3,901,134  shares  of  Common  Stock  and
     1,113,354 shares of Common Stock issuable upon conversion of the shares of Series B Stock each held by Indian Creek Capital, Ltd., a limited partnership of which Mr. Fisher is the managing general partner.

(3) Includes 500 shares owned by Mr. Thomas' wife and 1,619,850 shares which may be acquired by Mr. Thomas within 60 days after March 31, 1997, by exercise of stock options.

(4) Includes 388,062 shares which may be acquired within 60 days after March 31, 1997, by exercise of stock options.

(5) Includes 251,987 shares which may be acquired within 60 days after March 31, 1997, by exercise of stock options.

(6) Includes 437,362 shares which may be acquired within 60 days after March 31, 1997, by exercise of stock options.

(7) Includes 5,994,034 shares which may be acquired within 60 days after March 31, 1997, by exercise of stock options and 1,113,354 shares of Common
     Stock issuable upon conversion of the shares of Series B Stock held beneficially by Mr. Fisher.


The following table shows, as to those executive officers named in the Summary Compensation Table above, the number, exercise price and expiration date of options to acquire Common Stock granted under the Company's Long-Term Performance Plan during fiscal
1996, and the potential realizable value of those shares assuming certain annual rates of appreciation in the price of the Company's stock.

Option Grants for the year ended December 31, 1996

                                                  Potential realizable
                 Individual Grants              values at assumed annual
                Number %  of total                rates of stock price
               of shares  options                 appreciation for the
              Underlying  granted                     option term

                Options   in fiscal Exercise  Expiration
Name            granted     year   price/share  Date      5%      10%

Kenneth G. Fisher  152,200  8.5%  $2.8750   6/24/2006 $275,191 $697,363
                   800,000 44.8%   2.0000   1/21/2000  344,800  742,560

Rowland H. Thomas   87,800  4.9%   2.8750   6/24/2006  158,750  402,290
                   215,000 12.0%    .8125   1/21/2000   37,645   81,072

Robert A. DiNanno   35,800  2.0%   2.8750   6/24/2006   64,730  164,032
                    40,000  2.2%    .8125   1/21/2000    7,004   15,083

Charles S. Namias   35,800  2.0%   2.8750   6/24/2006   64,730  164,032
                     4,000   .2%    .8125   1/21/2000      700    1,508

Ziya Aral           35,800  2.0%   2.8750   6/24/2006   64,730  164,032




As  required  by  the  rules of  the  Securities  and
Exchange  Commission,  potential  values  are  stated
based  on  the prescribed assumption that the  Common
Stock  of  the Company will appreciate in value  from
the  date of grant to the end of the option  term  at
rates   (compounded  annually)   of   5%   and   10%,
respectively, and therefore do not reflect past results and are not intended to forecast possible future appreciation, if any, in the price of the Common Stock.

The following table provides information on option exercises in 1996 by the named executive officers and the value of such officers' unexercised options as of December 31, 1996.

Aggregated  Option Exercises in the year ended December  31, 1996 and Option Values as of December 31, 1996

                                           Number of      Value of
                                     Shares Underlying   Unexercised
                                        Unexercised     In-the-Money
                                         Options at      Options at
                  Number of               12/31/96        12/31/96
               Shares Acquired Value    Exercisable/     Exercisable/
Name            on Exercise   Realized  Unexercisable   Unexercisable

Kenneth G. Fisher       0       $ 0       2,213,788/         $325,000/
                                            338,612                 0

Rowland H. Thomas       0         0       1,619,850/         405,625/
                                            181,150                0

Robert A. DiNanno 229,790   466,611         388,062/        113,300/
                                             72,238               0

Charles S. Namias  12,000    21,000         235,737/         32,750/
                                            120,363               0

Ziya Aral               0         0         423,612/         56,250/
                                            193,488               0




REPORT OF THE COMPENSATION COMMITTEE
ON EXECUTIVE COMPENSATION
ENCORE COMPUTER CORPORATION



Executive Compensation Philosophy
It  is the goal of the Compensation Committee of  the
Board   of  Directors  to  provide  compensation   to
executives of the Company in accordance with the following considerations:

     To provide compensation that is competitive with other high technology companies that are of similar size to Encore with similar products and markets;

     To   provide  compensation  that  will  attract,
     retain    and    reward   superior,    industry-
     knowledgeable executives who can manage the shareholders' short and long-term interest; and

     To   provide  total  compensation  wherein   the
     majority of value to be delivered is based on the financial performance of the Company and the appreciation of the Company's stock.

To meet these goals, the Committee establishes, administers and reviews several programs for the Company. These programs are designed to address the above considerations and consist of three major components.

Base Salary
For  executives  of  the  Company,  base  salary   is
determined  by  the  level of job responsibility  and
overall competitive practices in the labor market for
the   Company's  executive  talent.   The   Committee
recognizes  that  there  is a scarcity  of  executive
talent  with  the  technical  capabilities  that  are
critical  to  the Company's long-term  success.   The
Committee  also  considers  the  Company's   location
outside  of  traditional labor markets for  technical
talent  to  be a considerable factor for base  salary
positioning.   As such, the Committee  positions  the
Company's  executives+  base  salaries  at  the  75th
percentile  of  the competitive market and  generally
believes  that  this  base  salary  posture   is   an
essential  factor  in maintaining  a  highly  skilled
executive  team.   The Committee derives  competitive
data  representing the high technology  and  computer
products  sectors  from  an independent  compensation
consultant,  Towers  Perrin.  The Committee  believes
that  most  of  the companies in the S &  P  Computer
Systems   Index,  which  is  used  as  the  Company's
industry comparison line in the performance graph appearing below, are represented in the various surveys used by the compensation consultant.

1996  executive  base salaries were below  the  above
policy.   None of the named executives' base salaries
or incentive bonus targets were increased in 1996, with the exception of R. DiNanno. Mr. DiNanno+s base salary and bonus were increased in conjunction with a significant increase in his responsibilities.

Annual Incentives
All   executive  officers  are  eligible  to  receive
incentives   which  are  based  on   the   short-term
performance of the Company.  The program is  intended
to  highlight critical business goals and reward  the
achievement  of  these goals through  individual  and
team  contributions.  Target incentive  opportunities
typically  range from 15% to 45% of executives+  base
salaries  and  are  based  on  median  bonus   levels
observed  in  other  high  technology  and  computer-
related   companies.    Target   award   levels   are
structured so that at those levels, executives' total cash compensation (base salary plus annual incentive) would be comparable to the 75th percentile total cash compensation of the competitive market as discussed earlier.

The  specific performance criteria used for incentive
compensation goals include the attainment  of  profit
before   tax  objectives,  achievement  of  quarterly
financial   plans  and  subjective   functional   and
teamwork   goals   as   determined   by   management.
Functional   goals   include  activities   aimed   at
achieving   revenue,  bookings,  expenses,   schedule
targets, etc.  Teamwork goals include joint,   cross-
functional  activities  and projects.   The  relative
weighting  of each factor depends on the  executive's
position    within   the   Company's   organizational
structure.   Typically, profit before tax  objectives
and  quarterly financial plan targets account for 60%
to   100%   of   the  named  executives'  incentives;
functional and teamwork goals account for 25% to  40%
of  the total incentive.  In 1996 the Company did not
achieve its profit before tax objective and therefore
no  incentive payments were made that were  based  on
the Company's profit performance.  Incentive payments
that  were made to certain named executives  in  1996
reflect the attainment of individual functional and teamwork goals.

Long-Term Incentives
The  Committee  believes that stock-based  incentives
provide the strongest link between the rewards earned
by   executives   and  the  returns   generated   for
shareholders.   The  Committee  also  believes   that
providing   the   potential  for  significant   share
ownership helps focus executive behavior on the long-
term  growth  and  strength of the organization.   As
such, the Committee has made significant stock option
grants throughout the Company to focus all recipients
on   long-term   growth  and   the   enhancement   of
shareholder  value.   The  Committee  has   generally
observed   that  stock  option  grants   comprise   a
significant portion of executive compensation in  the
high   technology  and  computer-related  industries.
Stock  options  represent the right to  purchase  the
Company's  stock  at  the fair market  value  of  the
Company's  stock  on the date of  grant.   Since  the
value ultimately realized from the option depends entirely on the future success of the Company and the growth of the stock price, an option serves to provide an incentive to the executive for years after it has been awarded.

The  Committee has adopted formal stock option  grant
guidelines  which will base annual option  grants  on
the  executive's  base  salary grade  and  individual
performance factors.  This practice will ensure  that
executives at similar organizational levels will have
equal   long-term   incentive   opportunities   while
allowing  the  Committee some discretion  to  augment
awards   as   it   feels  appropriate  to   recognize
significant individual accomplishments. In 1996, the Board granted 347,400 options to the named executives in accord with the pre-established guidelines.

The  Committee feels that it is quite important  that
executives have a significant personal investment  in
the Company.  As such, the Committee has also adopted
formal  stock ownership guidelines for  the  CEO  and
other  executive officers who report directly to  the
CEO.    The   Committee   believes   that   requiring
executives  to maintain a certain ownership  interest
in  the  Company  complements the existing  long-term
incentive  program  in that once  stock  options  are
exercised,  there is an added emphasis  on  retaining
exercised  shares  and further enhancing  shareholder
value.   The  specific guidelines  require  that,  by
April, 1997, the CEO acquire and maintain ownership of Company stock with a value equal to two times his current base salary; direct reports to the CEO are required to acquire and maintain ownership of Company stock with a value equal to at least one-half their current base salaries. The Committee is pleased to report that at the end of 1996 the CEO had far exceeded his ownership requirement, and three of the other named executives have met the requirement.

Compensation for Mr. Fisher
Mr.  Fisher's base salary was not increased in  1996.
Mr.  Fisher's  base  salary is positioned  below  the
market average of other high technology and computer-
related  companies of similar size  to  the  Company.
The Committee intends to deliver most of Mr. Fisher's
compensation   in  the  form  of  annual   cash-based
incentives and long-term stock-based incentives that will deliver significant value to Mr. Fisher if, and only if, the Company achieves positive returns and the stock price appreciates over time.

To  focus  Mr. Fisher on the attainment of short-term
financial results, the Committee awards a bonus equal
to  5%  of the Company's profit before taxes  to  Mr.
Fisher  as  an incentive award on a quarterly  basis.
This  formula approach ensures shareholders  that  an
incentive payment will be made to Mr. Fisher only  if
the   Company  is  profitable.   In  addition,   this
approach provides a consistent incentive to maximize profit each quarter. No incentive payments were made to Mr. Fisher in 1996.

The  Committee granted 152,200 stock options  to  Mr.
Fisher in 1996 in accord with the Board's established
annual  guidelines.  Mr. Fisher continues to  have  a
significant   personal investment in the Company  and
he is well motivated to increase the overall value of the Company and to generate returns on behalf of all shareholders.

Other Compensation Matters
The  Committee  continues to evaluate  the  potential
impact  of the $1 million dollar deduction limitation
on  executive  pay for the top five executives  which
was   implemented  as  part  of  the  Omnibus  Budget
Reconciliation  Act of 1993.  The 1995  Stock  Option
Plan, approved by the shareholders at the 1995 annual
meeting,  is a performance-based plan, and therefore,
any gains on stock options will not be subject to the
$1 million dollar limit.  The Committee believes this
action   adequately   protects  the   deduction   for
executive  compensation at  the  current  time.   The
Committee will continue to evaluate the Company's potential exposure to the deduction limitation on an annual basis.

In  conclusion,  the  Committee feels  that  all  pay
programs  are  reasonable and appropriate  given  the
Company's    industry,   size   and    organizational
structure.    Base  salary  and  incentive   programs
provide attractive features to attract, retain and motivate executives to enhance the performance of the Company from year to year. The stock option grants provide a significant incentive to executives to undertake policies and actions to enhance the overall value of the organization well into the future.

The Compensation Committee
of the Board of Directors

D.O. Anderson, Chairman
C.D. Ferguson
K.G. Fisher


Comparison of Five Year Cumulative Total Shareholder  Return
Among
Encore Computer Corporation, the NASDAQ Market Index and the
NASDAQ Computer Index

The following chart depicts the Company's performance for the five year period ending December 31, 1996, as measured by total shareholder return on the Company's
Common Stock compared with the total return of the NASDAQ Market Stock Index and the NASDAQ Computer
Stock Index.



* This chart assumes an investment on December 31, 1991 of $100 in the Company's Common Stock, the
NASDAQ  Market  Stock Index and the  NASDAQ  Computer
Stock Index.  See table below:

Year                1991     1992    1993     1994    1995     1996
Encore              $100     $162    $446     $385    $238     $146
NASDAQ Market       $100     $116    $134     $131    $185     $227
Index

NASDAQ Computer     $100     $108    $114     $138    $211     $260
Index

The Report of the Compensation Committee on Executive
Compensation  and Comparison of Five Year  Cumulative
Total Shareholder Return above shall not be deemed to be "soliciting material" or incorporated by reference into any of the Company's filings with the Securities and Exchange Commission.


Directors' Compensation

The Board of Directors has fixed the compensation  of
non-officer  directors at $2,500  per  regular  board
meeting  attended.   No  compensation  is  paid   for
special  meetings  held by telephone  conference.   A
total  of  $10,000  was  paid  to  Mr.  Anderson  for
meetings  attended during fiscal 1996.  Mr.  Ferguson
and  Dr.  Fedor  have waived payment to them of  fees
for  attendance at board meetings.  Directors who are
also  officers of the Company receive no compensation
for  serving  as directors.  During the  past  fiscal
year, the Company has also reimbursed certain of  its
directors   for  reasonable  out-of-pocket   expenses
relating   to  attendance  at  Board  and   Committee
meetings.


Item  12   Security  Ownership of Certain  Beneficial
Owners and Management

PRINCIPAL STOCKHOLDERS

The  following table sets forth, to the knowledge  of
the  Company, the beneficial owners of 5% or more  of
the    Company's   outstanding   Common   Stock   and
equivalents as of March 31, 1997:


                                            Percentage of
                                 Shares     Common Stock   Percentage of
Name and Address              Beneficially and Equivalents  Common Stock
of Beneficial Owner               Owned      Outstanding(1)  Outstanding

Gould Electronics Inc.(2)(5)   135,189,230       64.5%           8.8%
35129 Curtis Boulevard
Eastlake, OH 44095

EFI International Inc.(3)       32,369,353       15.5%           0.0%
12 East 49th Street, Suite 1710
N.Y., N.Y 10017

Japan Energy Corporation(2)(3) 167,558,583       80.0%           8.8%
10-1, Toranomon 2-chome,(5)(6)
Minato-ko, Tokyo, Japan

Kenneth G. Fisher(4)             7,306,652        3.5%          13.8%
6901 West Sunrise Blvd.
Fort Lauderdale, FL 33313-4499



(1)  For  purposes  of  computing the  percentage  of
     Common  Stock  and equivalents outstanding,  the
     7,364,100  shares of Common Stock issuable  upon
     conversion of the outstanding shares of Series A
     Stock,  the  23,798,000  shares of Common  Stock
     issuable  upon  conversion  of  the  outstanding
     shares  of Series B Convertible Preferred  Stock
     ("Series  B  Stock"), the 36,415,230  shares  of
     Common  Stock  issuable upon conversion  of  the
     outstanding   shares  of  Series  D  Convertible
     Preferred   Stock  ("Series   D   Stock"),   the
     37,222,184 shares of Common Stock issuable  upon
     conversion of the outstanding shares of Series E
     Convertible Preferred Stock ("Series E  Stock"),
     the  17,417,138 shares of Common Stock  issuable
     upon  conversion  of the outstanding  shares  of
     Series F Convertible Preferred Stock ("Series  F
     Stock"),  the 18,689,385 shares of Common  Stock
     issuable  upon  conversion  of  the  outstanding
     shares  of Series G Convertible Preferred  Stock
     ("Series  G  Stock"), the 11,430,000  shares  of
     Common  Stock  issuable upon conversion  of  the
     outstanding   shares  of  Series  H  Convertible
     Preferred  Stock  ("Series  H  Stock")  and  the
     12,400,000 shares of Common Stock issuable  upon
     conversion of the outstanding shares of Series I
     Convertible Preferred Stock ("Series  I  Stock")
     have  been  included as well  as  the  7,430,980
     shares   issuable  upon  exercise   of   options
     exercisable within 60 days after March 31, 1997.

(2)  Includes  131,253,330  shares  of  Common  Stock
     issuable upon conversion of the shares of Series
     A  Stock, Series B Stock, Series D Stock, Series
     E  Stock, Series F Stock, Series G Stock, Series
     H  Stock  and Series I Stock held by Gould.  The
     Series D, Series E, Series F, Series G, Series H
     and  Series  I Stock is convertible  only  by  a
     United States citizen or a corporation or  other
     entity  owned in the majority by a United States
     shareholder   or   in   connection    with    an
     underwritten public offering.  Gould is a wholly
     owned  subsidiary  of Japan  Energy  Corporation
     ("Japan    Energy")   which   is   a    Japanese
     corporation.

(3)  Consists   of   Common   Stock   issuable   upon
     conversion  of  Series  D  Stock  held  by   EFI
     International Inc. ("EFI").  Conversion  of  the
     Series D Stock is restricted as described in (2)
     above.   EFI  is  a wholly owned  subsidiary  of
     Japan Energy.

(4)  Includes:  (i)  53,764  shares  owned   by   Mr.
     Fisher's wife, (ii) 2,238,400 shares which may be acquired by Mr. Fisher within 60 days after March 31, 1997 by exercise of stock options and
     (iii)  3,901,134  shares  of  Common  Stock  and
     1,113,354 shares of Common Stock issuable upon conversion of the shares of Series B Stock each held by Indian Creek Capital, Ltd., a limited partnership of which Mr. Fisher is the managing general partner.


(5)  Gould  as the sole holder of the Series A  Stock
     is  entitled to elect two directors to the Board
     of Directors.  The remaining three directors are
     elected  by  the holders of Common Stock.   With
     respect   to   the  election  of   those   three
     directors, the 3,935,900 outstanding  shares  of
     Common  Stock  held by Gould will be  voted  pro
     rata  in accordance with the votes of the  other
     holders  of  Common  Stock  as  provided  by   a
     shareholders agreement among Gould, the Company and Mr. Fisher.

(6) Japan Energy may be deemed to be the beneficial owner of the shares owned by Gould and EFI.

Information  regarding  security  ownership  of   the
executive officers of the Company is included in Item
11 above.

Item 13  Certain Relationships and Related
Transactions

Financing by Gould
During   1996,   the  Company  recorded   significant
quarterly operating losses. Additionally, due to the operating losses incurred, the Company was unable to generate sufficient levels of cash through operating activities to fund the business. Cash requirements were provided by additional borrowings made under a credit facility with Gould. Gould has provided the Company with its loan facility since 1989.

On  April  16,  1996, Gould canceled  $35,000,000  of
indebtedness  owed  to it by the  Company  under  the
Credit  Agreement in exchange for 350,000  shares  of
the  Company's  Series H Convertible Preferred  Stock
with  a  liquidation preference of $35,000,000.   The
Series  H  carries  a 6% cumulative  annual  dividend
requirement  payable quarterly which the Company  can
accumulate  or pay in additional shares of  preferred
stock  (valued  at its liquidation preference)  until
the    Company's    shareholders'   equity    exceeds
$50,000,000.   The  Series H is convertible,  at  the
holder's  option, into the Company's common stock  at
$3.25  per  share only; (a) if the shareholder  is  a
United  States  citizen  or a  corporation  or  other
entity   owned  in  the  majority  by  United  States
citizens,  or  (b) in connection with an underwritten
public offering.  The Series H is convertible, at the
Company's  option, if the price of the  common  stock
exceeds  $3.90 per share for twenty consecutive  days
and;  (a)  a  buyer  is  contractually  committed  to
purchase for at least $3.90 per share at least 50% of
the shares into which all outstanding Preferred Stock
would  be  converted, or (b) a buyer is contractually
committed to purchase for at least $3.50 per share at
least  75%  of the shares into which all  outstanding
Preferred Stock would be converted.  The Series H  is
senior  in liquidation priority to all other  classes
of  the  Company's preferred and common stock and  is
redeemable by the Company at any time for cash  equal
to   the   liquidation  preference  plus  accumulated
dividends.

In conjunction with the above described exchange, the
Company  and  Gould also entered into an Amended  and
Restated  Credit Agreement (the "Amended Agreement").
The  Amended  Agreement provided the Company  with  a
committed  borrowing  facility  of  $65,000,000.   On
October 31, 1996, the Company+s borrowings under  the
Amended Agreement exceeded the maximum allowed by the
terms  of  the  Amended  Agreement.   Subsequent   to
October 31, 1996, Gould allowed the Company to borrow
funds  in  excess of the Amended Agreement's  maximum
limit  to  fund its daily operations and  during  the
fiscal  fourth quarter the Company began negotiations
with Gould to significantly recapitalize the Company.
As  of  December  31, 1996 the Company  had  incurred
borrowings    under   the   Amended   Agreement    of
$72,659,000.

On  January 9, 1997, the Company and Gould agreed  to
further  amend the credit agreement to  increase  the
maximum   amount   of  the  borrowing   facility   to
$80,000,000.   On  March  19, 1997,  Gould  exchanged
$40,000,000 of indebtedness owed to it by the Company
(the "Canceled Debt") for 400,000 newly-issued shares of the Company's Series I Convertible Preferred Stock
(the "Series I Stock"). The Canceled Debt had, prior to the closing date, represented a portion of the indebtedness owed by the Company to Gould under the Amended Agreement.

The principal terms of the Series I Stock are as follows:

(a)  holders  of such shares are entitled to receive,
     when,  as and if declared by the Company's board
     of directors, an annual dividend per share equal
     to  $6.00; provided, however, that if the number
     of  authorized shares of Common Stock of Company
     is  not increased to at least 300,000,000 on  or
     prior  to July 15, 1997, then such dividend  per
     share  is  increased  to  $10.00;  and,  further
     provided,  that  if  the  number  of  shares  of
     authorized  Common  Stock  of  the  Company   is
     increased to at least 300,000,000 at any time after July 15, 1997, then such dividend per share is decreased from $10.00 to $6.00;

(b)  dividends  on such shares are payable  in  cash;
     provided, however, that under certain specified circumstances such dividends may be paid in additional shares of Series I Stock;

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

(e)  such  shares  are convertible, at the  Company's
     option,   in   accordance  with  the  conversion
     methodology summarized in paragraph  (d)  above,
     if  (i)  the  last sale price of  the  Company's
     Common   Stock   exceeded   $3.90   for   twenty
     consecutive  trading days and (ii)  a  buyer  is
     contractually committed to purchase (x)  for  at
     least  $3.90  per  share, at least  50%  of  the
     shares   of   Common  Stock   into   which   the
     outstanding Series I Stock are then convertible, or (y) for at least $3.50 per share, at least
     75% of the shares of Common Stock into which the outstanding shares of Series I Stock are then convertible;

(f) such shares are non-voting shares except as to matters that would adversely affect the Series I
     Stock and except as to any other matters which, pursuant to applicable law, holders of such shares may be entitled to vote; and

(g)  to  the  extent that there are not a  sufficient
     number  of  authorized shares of  the  Company's
     Common Stock to allow for a conversion of Series
     I Stock into shares of Common Stock as described
     above  (after taking into account,  among  other
     things, (i) the number of options, warrants  and
     other  similar rights outstanding and (ii)  135%
     of  the maximum number of shares of Common Stock
     the   Company  may  be  required  to  issue   on
     conversion of all the shares of each series of preferred stock then outstanding), then, to that extent, the Series I Stock is convertible into shares of Series J Convertible Participating
     Preferred  Stock of the Company (the  "Series  J
     Stock")  at  the rate of one share of  Series  J
     Stock for each 100 shares of Common Stock.

The principal terms of the Series J Stock are as follows:

(a) holders of such shares are entitled to receive a dividend per share equal to 100 times the dividend that is paid by the Company with regard to a share of Common Stock of the Company;

(b)  such   shares  are  entitled  to  a  liquidation
     preference of $1 per share plus an amount  equal
     to  accrued and unpaid dividends on such  share,
     which   liquidation  preference  is  senior   in
     priority to the Company's Common Stock, and, after the holders of Common Stock have received
     $0.01 per share, such shares of Series I Stock are further entitled to receive an amount equal to 100 times the amount per shares in excess of that $0.01 received by the holders of the Common
     Stock;

(c)  subject to certain specified restrictions,  such
     shares  are convertible, at the holder's option,
     at  any  time, in that number of shares  of  the
     Company's  Common Stock equal to (i) 100  shares
     of  Common  Stock, which amount  is  subject  to
     adjustment      under     certain      specified
     circumstances;

(d) such shares are voting shares and holders thereof shall be entitled to vote together with the holders of Common Stock, voting as a single class, on all matters presented for a vote of the holders of Common Stock, which each share of Series J Stock being entitled to 100 times the number of votes to which a share of Common Stock is entitled; and

(e)  the Series J Stock (i) ranks prior to the shares
     of  Common  Stock  to  the  extent  specifically
     provided  in  the  Certificate of  Designations,
     Powers,  Rights and Preferences of the Series  J
     Stock,  and  in  all  other respects,  ranks  on
     parity  with the Common Stock, (ii) is on parity
     with   the   shares  of  Series  A   Convertible
     Participating Preferred Stock of the Company and
     (iii) is, and will be, junior to the shares of all other series of Preferred Stock of the Company, other than series which are expressly designated as ranking on a parity with, or being junior to, the Series J Stock.

In conjunction with the exchange of the Canceled Debt
for  Series  I  Stock, the Second  Amendment  to  the
Credit Agreement was executed between the Company and
Gould which (i) reduced the maximum amount which  can
be  borrowed  by  the  Company  from  $80,000,000  to
$50,000,000 and (ii) provided that any borrowings  in
excess   of   $41,915,869   (the   principal   amount
outstanding on March 19, 1997 after giving effect to the exchange of indebtedness for shares of Series I
Stock) may be made only at the discretion of Gould.

The   Credit  Agreement  matures  on  May  31,  1997.
Borrowings    under   the   Credit   Agreement    are
collateralized by substantially all of the  Company's
tangible  and  intangible assets  and  the  agreement
contains  various covenants including maintenance  of
cash flow, leverage and tangible net worth ratios and
limitations   on   capital   expenditures,   dividend
payments  and additional indebtedness.   Interest  on
the loans equals the prime rate plus 2%.

The following tables display the beneficial ownership
of  Japan Energy Corporation through its wholly owned
subsidiaries Gould and EFI in the Company before  the
March  19, 1997 transaction as of December  31,  1996
and on a pro forma basis after the transaction as of December 31, 1996:


                  Before the Exchange of Indebtedness for Series I Stock
                                as of December 31, 1996

                        Debt(1)        Beneficial Ownership(2)
                 ($000's)  % of total     Shares  % of total

Gould           $  72,659   99.1%      121,141,690   62.2%
EFI                     -       -       31,891,015   16.4
Other                 658    0.9        41,862,460   21.4
Total            $ 73,317  100.0%      194,895,165  100.0%



                  After the Exchange of Indebtedness for Series I Stock
                           Pro Forma as of December 31, 1996

                         Debt(1)        Beneficial Ownership(3)
                 ($000's)  % of total     Shares   % of total

Gould           $  32,659   98.0%      133,141,690   64.4%
EFI                     -       -       31,891,015   15.4
Other                 658     2.0       41,862,460   20.2
Total           $  33,317  100.0%      206,895,165  100.0%

(1)Includes both current and long-term portion of debt.

(2)  Includes  150,193,728  shares  of  Common  Stock
     issuable upon full conversion of all outstanding
     Series  A Stock, Series B Stock, Series D Stock,
     Series E Stock , Series F Stock, Series G  Stock
     and   Series  H  Stock  after  payment   of  all
     dividends payable through January 15, 1997 as well as shares which may be acquired within sixty days after December 31, 1996 by exercise of outstanding stock options.

(3)  Includes  162,193,728  shares  of  Common  Stock
     issuable upon full conversion of all outstanding
     Series  A Stock, Series B Stock, Series D Stock,
     Series  E Stock, Series F Stock, Series G Stock,
     Series  H Stock and Series I Stock  as  well  as
     shares  which may be acquired within sixty  days
     after   December   31,  1996  by   exercise   of
     outstanding stock options.  The Series D  Stock,
     Series  E Stock, Series F Stock, Series G Stock,
     Series H and Series I Stock is convertible by  a
     United States citizen or a corporation or  other
     entity  owned in the majority by a United States
     shareholder   or   in   connection    with    an
     underwritten public offering.

In   connection   with  the  various   exchanges   of
indebtedness  for  preferred stock discussed  herein,
the   United  States  Defense  Investigative  Service
("DIS")  has  reviewed the relationship  between  the
Company  and  the  Japan Energy Group  under  revised
government    requirements   relating   to    foreign
ownership, control and influence. Given the current requirements in the National Industrial Security
Program Operating Manual ("NISPOM"), DIS has decided to replace the previous method of negation of Foreign
Ownership Control and Influence, accomplished by Board Resolution, with a more detailed Security
Control Agreement as prescribed by DIS in the NISPOM, which is currently being drafted by Encore's counsel.

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


PART IV

Item 14 Exhibits, Financial Statement Schedules and
Reports on Form 8-K

(a)1. and (a)2. Index to Financial Statements and
Financial Statement Schedules


  Form 10-K                                                  Page Number

  Report of independent public accountants relating to
  consolidated financial statements and financial
  statement schedule                                                  22

  Consolidated statements of operations for the years
  ended December 31, 1996, 1995 and 1994                              23

  Consolidated balance sheets at December 31, 1996 and 1995           24

  Consolidated statements of cash flows for the years ended
  December 31, 1996, 1995 and 1994                                    25

  Consolidated statements of shareholders' equity (capital
  deficiency) for the years ended December 31, 1996,
  1995, and 1994                                                      27

  Notes to consolidated financial statements                       28-44



The following consolidated financial statement schedules are submitted herewith:


Form 10-K                                                   Page Number

Valuation and qualifying accounts                                    63




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


                           ENCORE COMPUTER CORPORATION
                        Valuation and qualifying accounts
                                 (in thousands)




                                            Additions
                                  Bal    Chrgd to  Chrgd to               Bal
                                 at Beg      costs     other            at End
                                 of Per   & expnse  accts(2) Deduct(1)  of Per


Year ended December 31, 1994:
Allow for doubtful accounts     $2,150    $2,928        $0     ($61)    $5,017

Year ended December 31, 1995:
Allow for doubtful accounts     $5,017       $65  ($2,800)    ($484)    $1,798

Year ended December 31, 1996:
Allow for doubtful accounts     $1,798    ($550)        $0    ($634)      $614


(1) Includes amounts deemed uncollectible
(2) Charged to restructuring



                         SIGNATURES

Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as the chief accounting officer and an officer of the registrant thereunto duly authorized.

ENCORE COMPUTER CORPORATION
(Registrant)

           KENNETH G. FISHER                    EDWARD J. BAKER
       By: _________________                   ________________
           Kenneth G. Fisher                    Edward J. Baker
           Chairman of the Board                Secretary, Treasurer and
           Chief Executive Officer              Chief Accounting Officer


April 30, 1997

Pursuant  to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                               Date

KENNETH G. FISHER
____________________          Chairman of the Board
Kenneth G. Fisher             Chief Executive Officer     April 30, 1997


ROWLAND H. THOMAS, JR.        President and Chief
___________________           Operating Officer and
Rowland H. Thomas, Jr.        Director                    April 30, 1997


C. DAVID FERGUSON
____________________
C. David Ferguson             Director                    April 30, 1997


ROBERT J. FEDOR
____________________
Robert J. Fedor               Director                    April 30, 1997


DANIEL O. ANDERSON
____________________
Daniel O. Anderson            Director                    April 30, 1997


EDWARD J. BAKER
____________________          Secretary, Treasurer and
Edward J. Baker               Chief Accounting Officer     April 30,1997


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

  3.1a        Amendment   to   the  Certificate   of
               Incorporation filed with the Delaware
               Secretary of State on March 26,  1992
               (incorporated herein by reference  to
               Exhibit 3.1a to the Company's Form 10-
               K  for  the  year ended December  31,
               1991).

  3.2         By-laws  of  the Company,  as  amended
               (incorporated herein by reference  to
               Exhibit 3.2 to the Company's Form l0-
               K  for  the  year ended December  31,
               1989).

  3.3         Amendment   to   the  Certificate   of
               Incorporation  dated  September   30,
               1993   increasing   the   number   of
               authorized    common   shares    from
               120,000,000       to      150,000,000
               (incorporated herein by reference  to
               Exhibit 3.3 to the Company's Form l0-
               K  for  the  year ended December  31,
               1993).

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

  4.3         Certificate   of   Stock   Designation
               relating  to the Company's  Series  D
               Convertible      Preferred      Stock
               (incorporated herein by reference  to
               Exhibit 4.3 to the Company's Form 10-
               K   for   the  year  ended   December
               31,1992).

  4.4         Certificate   of   Stock   Designation
               relating  to the Company's  Series  E
               Convertible      Preferred      Stock
               (incorporated herein by reference  to
               Exhibit 4.4 to the Company's Form l0-
               K  for  the  year ended December  31,
               1993).

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
               and  Gould Inc. (incorporated  herein
               by reference to the Company's Form 10-
               K  Exhibit 10.13c for the year  ended
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

  10.8        Amended  and Restated General Security
               Agreement  dated as  of  January  28,
               1991, among the Company, Encore  U.S.
               and  Gould Inc. (incorporated  herein
               by reference to the Company's Form 10-
               K  Exhibit  10.14 for the year  ended
               December 31,1990).

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
               Registrations   Statement   No.   33-
               72741).

  10.19       The  Third Amended and Restated Credit
               Agreement dated as of April 16,  1996
               between  Encore Computer  Corporation
               and     Gould    Electronics     Inc.
               (incorporated herein by reference  to
               Exhibit 10.1 to the Company's Form l0-
               Q  for  the  period  ended  June  30,
               1996).

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

  *11.0       Computation of Loss per Share

  *22.0       Subsidiaries of the Company.

  *23.1       Consent  of  Independent  Public
               Accountants.

  *27         Financial Data Schedule

  99          Cautionary Statement for the Purposes
               of the "Safe Harbor" Provisions of the
               Private Securities Litigation Reform
               Act of 1995 (incorporated herein by
               reference to Exhibit 99 to the
               Company's Form l0-Q for the period
               ended June 30, 1996).

  # Management contract or compensatory plan or
               arrangement

  * Filed herewith.