Form 10-Q
period 1997-03-30
ENCORE COMPUTER CORP /DE/
filed 1997-05-19
CIK 764037

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                              FORM 10-Q
(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 30, 1997
                                 OR
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________ to _______.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

The number of shares outstanding of the registrant's only class of Common Stock as of May 13, 1997 was 37,324,618.

                     Encore Computer Corporation
                                 Index
Page
Part I              FINANCIAL INFORMATION
Item 1              Condensed Consolidated Financial Statements       3
                    Notes to Condensed Consolidated
                    Financial Statements                              8
Item 2              Management's Discussion and Analysis of Financial
                    Condition and Results of Operations              14
Part II              OTHER INFORMATION                               18
Signature Page                                                       19

ENCORE COMPUTER CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands except per share data)
                                                   Three Months Ended
                                                   March 30, March 31,
                                                        1997      1996
Net sales:
 Equipment                                            $4,183    $6,571
 Service                                               4,150     5,143
  Total                                                8,333    11,714
Costs and expenses:
 Cost of equipment sales                               7,176     5,879
 Cost of service sales                                 4,269     4,961
 Research and development                              7,269     8,264
 Sales, general and administrative                     7,638     8,718
  Total                                               26,352    27,822
Operating loss                                       -18,019   -16,108
 Interest expense, principally
  related parties                                     -1,399      -690
 Interest income                                          29        41
 Other income/(expense), net                            -663      -140
Loss before income taxes                             -20,052   -16,897
Provision for income taxes                               -29         0
Net loss                                            -$20,023  -$16,897
Net loss per common share:
Net loss attributable to common
 shareholders                                      ($26,883) ($22,851)
Loss per common share                                ($0.60)   ($0.52)
Weighted average shares
 of common stock                                      44,640    43,714

The accompanying notes are an integral part of the condensed consolidated financial statements.

ENCORE COMPUTER CORPORATION
Condensed Consolidated Balance Sheets
(in thousands except share data)
                                                  (Unaudited)
                                                   March 30,   Dec 31,
                                                        1997      1996
ASSETS
Current assets:
 Cash and cash equivalents                            $5,006    $3,936
 Accounts receivable, less allowance                  10,238    14,970
 Inventories (Note B)                                 12,100    13,896
 Prepaid expenses and other current assets               790     1,409
  Total current assets                                28,134    34,211
Property and equipment, net                           32,179    33,376
Other assets                                           1,553     1,669
  Total assets                                       $61,866   $69,256
LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
 Curr. portion long term debt-rela parties(Note D)   $43,516   $72,659
 Current portion long term debt-other (Note D)           167       182
 Accounts payable and accrued liabilities (Note C)    30,651    28,665
  Total current liabilities                           74,334   101,506
Long term debt-other (Note D)                            445       476
Other liabilities                                      1,255     1,284
  Total liabilities                                   76,034   103,266
Capital deficiency:
 Preferred stock, $.01 par value; authorized 10,000,000 shares:
  Series A Convertible Participating Preferred, issued
   73,641 shares in 1997 and 1996                          1         1
  6% Cumulative Series B Convertible Preferred, issued
   728,722 in 1997 and 1996, with an aggregate
   liquidation preference of $72,872,200                   7         7
  6% Cumulative Series D Convertible Preferred, issued
   1,115,074 in 1997 and 1996, with an aggregate
   liquidation preference of $111,507,400                 11        11
  6% Cumulative Series E Convertible Preferred, issued
   1,139,782 in 1997 and 1996, with an aggregate
   liquidation preference of $113,978,200                 11        11
  6% Cumulative Series F Convertible Preferred, issued
   533,333 in 1997 and 1996, with an aggregate
   liquidation preference of $53,333,300                   5         5
  6% Cumulative Series G Convertible Preferred, issued
   572,289 in 1997 and 1996, with an aggregate
   liquidation preference of $57,228,900                   6         6
  6% Cumulative Series H Convertible Preferred, issued
   350,000 in 1997 and 1996, with an aggregate
   liquidation preference of $35,000,000.                  4         4
  6% Cumulative Series I Convertible Preferred, issued
   400,000 in 1997 with an aggregate
   liquidation preferenceof $40,000,000.                   4         0
 Common stock, $.01 par value; authorized 200,000,000 shares;
  issued 37,298,306 and 37,270,457 in 1997 and 1996,
  respectively.                                          373       373
 Additional paid-in capital                          486,929   447,068
 Accumulated deficit                                -501,519  -481,496
  Total capital deficiency                           -14,168   -34,010
  Total liab and cap'l deficiency                    $61,866   $69,256

The accompanying notes are an integral part of the condensed consolidated financial statements.

ENCORE COMPUTER CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)
                                                   Three Months Ended
                                                   March 30, March 31,
                                                        1997      1996
Cash flows from operating activities:
Net loss                                           ($20,023) ($16,897)
Adjustments to arrive at net cash used in operating activities:
 Depreciation and amortization                         2,043     2,899

Net changes in operating assets and liabilities:
 Accounts receivable                                   4,732      -372
 Inventories                                           1,796    -6,284
 Prepaid expenses and other current assets               619      -305
 Other assets                                             -5       167
 Accounts payable and accrued liabilities              1,823     6,363
 Other liabilities                                       -29        73
  Net cash used in operating activities               -9,044   -14,356
Cash flows from investing activities:
 Additions to property and equipment                    -725    -1,877
Cash flows from financing activities:
 Net borrowings under revolving loan agreements       10,857    14,846
 Principal payments of long term debt                    -46       -42
 Issuance of Common Stock                                 28       483
  Net cash provided by financing activities           10,839    15,287
Increase (decrease) in cash and cash equivalents       1,070      -946
Cash and cash equivalents, beginning                   3,936     2,797
Cash and cash equivalents, ending                     $5,006    $1,851

The accompanying notes are an integral part of the condensed consolidated financial statements.

ENCORE COMPUTER CORPORATION
Condensed Consolidated Statements of Cash Flows
                                                   Three Months Ended
                                                   March 30, March 31,
                                                        1997      1996
Supplemental disclosure of cash flow information (in thousands):
 Cash paid during the period for interest                $29      $105
 Cash paid during the period for income taxes            485         0
Non-cash investing and financing activity:
 Indebtedness exchanged for preferred stock          $40,000        $0

The accompanying notes are an integral part of the condensed consolidated financial statements.

ENCORE COMPUTER CORPORATION
Condensed Statements of Shareholders' Equity (Capital Deficiency)
(in thousands except share data)
                               Preferred Stock
               Series A    Series B        Series D      Series E
                     Par          Par             Par            Par
             Shares  Val  Shares  Val    Shares   Val   Shares    Val
Balance
Dec 31, 1996  73,641  $1  728,722  $7  1,115,074  $11  1,139,782  $11
Common stock options
 exercised, $.69 to
 $1.56 per share
Issuance of Series I
 Convert. Preferred
 Stock (Notes D and E)
Net loss
Balance
Mar 30, 1997  73,641  $1  728,722  $7  1,115,074  $11  1,139,782  $11

The accompanying notes are an intergral part of the condensed consolidated financial statements.

                                 Preferred Stock
                 Series F    Series G    Series H       Series I
                      Par          Par          Par            Par
              Shares  Val  Shares  Val Shares   Val    Shares  Val
Balance
Dec 31, 1996  533,333  $5  572,289  $6  350,000  $4        0     $0
Common stock options
 exercised,  $.69 to
 $1.56 per share
Issuance of Series I
 Convert. Preferred
 Stock (Notes D and E)                                400,000    4
Net loss
Balance
Mar 30, 1997  533,333  $5  572,289  $6  350,000  $4   400,000   $4
                   Common Stock                           Shrhldrs'
                                     Addt'l                 Equity
                             Par    Paid-in      Accum     (Capital
                  Shares     Val    Capital     Deficit    Deficiency)
Balance
Dec 31, 1996     37,270,457  $373   $447,068   ($481,496)  ($34,010)
Common stock options
 exercised, $.69
 to $2.00/shar       27,849     0         28           0         28
Issuance of Series I
 Convertible Preferred Stock
 (Notes D and E)                      39,833           0     39,837
 Net loss                                        (20,023)   (20,023)
Balance
Mar 30, 1997     37,298,306  $373   $486,929   ($501,519)  ($14,168)

Encore Computer Corporation
Notes to Condensed Consolidated Financial Statements

A. Summary of Significant Accounting Policies
Basis of Presentation and Other Matters
The accompanying condensed consolidated financial statements are unaudited and have been prepared by Encore Computer Corporation ("Encore" or the "Company") in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996.

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D and E of the
Notes to Condensed Consolidated Financial Statements, the Company has borrowings under a $55,000,000 facility which matures June 30, 1997. Additionally, the Company does not have a committed source of financing to meet expected requirements over the next year. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Net loss per common share was determined by dividing the net loss, as adjusted, by applicable shares outstanding. The loss was adjusted by the aggregate amount of dividends on the Company's preferred stock. Preferred stock dividends amounted to $6,859,600 and $5,953,500 for the three month periods ended March 30, 1997 and March 31, 1996, respectively. Based on the capital deficiency, the Company is precluded from paying dividends on its preferred stock outstanding. Accordingly, the Company has accumulated preferred stock dividends amounting to $20,276,300. All preferred stock dividends other than those accumulated at March 30, 1997 have been paid in additional shares of the appropriate shares of stock.

B. Inventories
Inventories consist of the following (in thousands):
                                   March 30,    December 31,
                                      1997          1996

Purchased Parts                      $   3,736    $   9,357
Work in process                          5,825          306
Finished goods                           2,223        3,981
Loaned computer equipment and
 consignment inventory                     316          252
                                      $ 12,100     $ 13,896

Storage Product inventory amounted to $6,866,000 and $9,169,000 at March 30, 1997 and December 31, 1996,
respectively. The Company continues to pursue several potential OEM's to enhance distribution of the Storage Product. No estimate can be made of a range of amounts of loss that are reasonably possible should these efforts not be successful.

C. Accounts Payable and Accrued Liabilities;
Accounts payable and accrued liabilities consist of
the following (in thousands):
                                   March 30,    December 31,
                                     1997           1996

Accounts payable                   $  4,916         $  4,976
Accrued salaries and benefits         4,770            4,034
Accrued interest-related parties     13,096           11,614
Accrued taxes                         1,858            2,760
Deferred income, principally
  maintenance contracts               1,659              879
Other accrued expenses                4,352            4,402
                                   $ 30,651         $ 28,665

Accrued interest of $12,767,000 and $10,791,000 was payable to Gould at March 30, 1997 and December 31, 1996, respectively. The balance of accrued interest to related parties is being amortized over the term of the credit agreement.

D.  Debt
Debt consists of the following (in thousands):
                                March 30,        December 31,
                                   1997              1996

Debt to unrelated parties:
  Mortgages payable           $      612         $    658
  Current portion of debt           (167)            (182)
  Total long term debt to
    unrelated parties         $      445         $    476

Debt to related parties:
  Credit Agreement with Gould
    Electronics Inc.          $   43,516        $  72,659
  Current portion of debt        (43,516)         (72,659)
  Total long term debt to
    related parties           $     -           $     -

Since 1989, the principal source of financing for the Company has been provided by the Japan Energy Corporation, through its wholly owned subsidiaries, Gould Electronics, Inc. ("Gould") and EFI International ("EFI") (collectively, the "Japan Energy Group"). The Japan Energy Group is a related party due to the significant financial interests of Gould and EFI in the Company. Assuming full conversion of preferred stock holdings as of March 30, 1997, the Japan Energy Group beneficially owns 83% of the Company's common stock. The Company is dependent on the continued financial support of the Japan Energy Group. Should the Japan Energy Group withdraw its financial support, the Company may be unable to continue its normal operations.

On March 19, 1997, Gould as authorized by Japan Energy Corporation, agreed to cancel $40,000,000 of indebtedness pursuant to their loan agreement (the "Credit Agreement") in exchange for the issuance to Gould of 400,000 shares of the Company's Series I Convertible Preferred Stock ("Series I"), as discussed in more detail in Note E of Notes to Condensed Consolidated Financial Statements. The Company and Gould also agreed to amend the Credit Agreement to (i) reduce the maximum amount which can be borrowed by the Company from $80,000,000 to $50,000,000, and (ii) provide that any borrowings in excess of $41,915,869 (the principal amount outstanding on March 19, 1997 after giving effect to the exchange of indebtedness for shares of Series I) may be made only at the discretion of Gould. On May 12, 1997, Gould agreed to amend the Credit Agreement to increase the maximum amount which can be borrowed by the Company from $50,000,000 to $55,000,000. As of May 13, 1997 the Company owed to Gould $49,641,927 under the Credit Agreement, plus $13,502,088 in accrued interest. All borrowings under the Credit Agreement, plus accrued interest, are due and payable on June 30, 1997. In the event of default, the rate of interest to be applied will immediately increase by an additional 2%.

The credit facility bears interest at the prime rate plus 2% (10.5% at March 30, 1997). As of March 30, 1997, Encore
owed to Gould $43,516,000 in principal, plus $12,767,000 in accrued interest. Borrowings are collateralized by substantially all of the Company's tangible and intangible assets and the agreement contains various covenants including maintenance of cash flow, leverage and tangible net worth ratios and limitations on capital expenditures, dividend payments and additional indebtedness. Gould had waived compliance with the financial covenants in the agreement until January 1, 1997 and has indicated it will not extend the waiver beyond this date.

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

E.  Shareholders' Equity
As discussed in more detail in Note D of Notes to Condensed Consolidated Financial Statements, on March 19, 1997 Gould canceled $40,000,000 of indebtedness in exchange for 400,000 newly-issued shares of Series I Convertible Preferred Stock ("Series I"). The principal terms of the Series I are as follows:

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

(b) such shares are entitled to a liquidation preference of $1 per share plus an amount equal to accrued and unpaid dividends on such share, which liquidation preference is senior in priority to the Company's common stock, and, after the holders of common stock have received $0.01 per share, such shares of Series J are further entitled to receive an amount equal to 100 times the amount per shares in excess of that $0.01 received by the holders of the common stock;

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

Prior to the transaction, Japan Energy Corporation, and its wholly-owned subsidiaries including Gould (the "Japan Energy Group") beneficially owned, on a fully-diluted basis, 81.6% of the Company's outstanding common stock. Upon completion of this transaction, Japan Energy Group's beneficial ownership, on a fully converted basis, increased to 82.9%.

The  completion  of  these transactions  has  the  following effect on the Company's financial statements:
(i)   shareholders'  equity  increased  by  $39,833,000   as
follows:

Reduction of debt                             $    40,000
Less:
  Par value of shares issued                           (4)
  Reversal of accrued interest
   on previous recapitalizations                      283
  Accrued interest on remaining Gould indebtedness
   for the remaining term of the agreements          (446)
  Increase in additional paid-in capital      $    39,833

F.  Liquidity
Based on current estimates of available cash flow, management does not believe it will have sufficient cash to make the mandatory payment on June 30, 1997, without proceeds from the sale of assets or a refinancing or restructuring of the Credit Agreement prior to such date. Additionally, the Company does not have a committed source of financing to meet expected requirements over the next year. The Company has retained an investment banking firm to assist in exploring strategic alternatives which include, among other things, a business combination, sales of assets, strategic investment in the Company or a refinancing of the Credit Agreement. There can be no assurance that the Company will be successful in its attempt to consummate one of the strategic alternatives or a refinancing or restructuring of the Credit Agreement. If the Company does not make the required payment at maturity of the Credit Agreement or is unable to obtain a committed source of financing adequate to meet expected requirements, it may be unable to continue its normal operations, except to the extent permitted by the Japan Energy Group. Substantially all of the Company's tangible and intangible assets are pledged as collateral under the Credit Agreement.

Item 2
               Management's Discussion and Analysis
           of Financial Condition and Results of Operations
             for the Three Months Ended March 30, 1997
        Compared to the Three Months Ended March  31, 1996

The following is management's discussion and analysis of the financial condition and the results of operations of Encore Computer Corporation ("Encore" or the "Company") for the three month period ended March 30, 1997 compared to the three month period ended March 31, 1996. The Company's net loss for three months ended March 30, 1997 was $20,023,000 compared to the net loss for the same period of 1996 of $16,897,000. The increased losses are attributable to lower revenues and gross margins as potential customers continue to express concerns over the Company's financial condition.

On March 19, 1997, Gould as authorized by Japan Energy Corporation, agreed to cancel $40,000,000 of indebtedness pursuant to their loan agreement (the "Credit Agreement") in exchange for the issuance to Gould of 400,000 shares of the Company's Series I Convertible Preferred Stock ("Series I"), as discussed in more detail in Note E of Notes to Condensed Consolidated Financial Statements. The Company and Gould also agreed to amend the Credit Agreement to (i) reduce the maximum amount which can be borrowed by the Company from $80,000,000 to $50,000,000, and (ii) provide that any borrowings in excess of $41,915,869 (the principal amount outstanding on March 19, 1997 after giving effect to the exchange of indebtedness for shares of Series I) may be made only at the discretion of Gould. On May 12, 1997, Gould agreed to amend the Credit Agreement to increase the maximum amount which can be borrowed by the Company from $50,000,000 to $55,000,000. As of May 13, 1997 the Company owed to Gould $49,641,927 under the Credit Agreement, plus $13,502,088 in accrued interest. All borrowings under the Credit Agreement, plus accrued interest, are due and payable on June 30, 1997.

Based on current estimates of available cash flow, management does not believe it will have sufficient cash to make the mandatory payment on June 30, 1997, without proceeds from the sale of assets or a refinancing or restructuring of the Credit Agreement prior to such date. Additionally, the Company does not have a committed source of financing to meet expected requirements over the next year. The Company has retained an investment banking firm to assist in exploring strategic alternatives which include, among other things, a business combination, sales of assets, strategic investment in the Company or a refinancing of the Credit Agreement. There can be no assurance that the Company will be successful in its attempt to consummate one of the strategic alternatives or a refinancing or restructuring of the Credit Agreement. If the Company does not make the required payment at maturity of the Credit Agreement or is unable to obtain a committed source of financing adequate to meet expected requirements, it may be unable to continue its normal operations, except to the extent permitted by the Japan Energy Group. Substantially all of the Company's tangible and intangible assets are pledged as collateral under the Credit Agreement.

RESULTS OF OPERATIONS:
Total net sales for the three month period of 1997 decreased 29% to $8,333,000 from $11,714,000 for the three month period of 1996. International net sales declined 21% to $4,096,000. International sales for the three months ended March 30, 1997 were 49% of total net sales as compared to 44% for the same period in 1996.

During the three month period ended March 30, 1997, equipment sales decreased $2,388,000 or 36% from the same period of 1996. In the first quarter of 1997 net Storage Product sales were $1,233,000, including the reversal of $954,000 associated with an international installation which is expected to be returned, compared to $1,400,000 in the first quarter of 1996. Sales of the Company's real-time products declined by $2,221,000 to $2,950,000 in the three month period ended March 30, 1997, from $5,171,000 in the three month period ended March 31, 1996.

For the three month period ended March 30, 1997, service sales declined $993,000, or 19% from the same period of 1996. Continued declining service revenues reflect the effect on the service business of (i) the Company's prolonged decline in equipment sales, (ii) the price competitiveness of the marketplace, (iii) the completion of long running government programs and subsequent deinstallation of systems and (iv) longer warranty periods for equipment sales required to compete in the storage marketplace.

Cost of equipment sales for the three month period of 1997 increased from the three month comparable period of 1996 by $1,297,000 or 22%, despite lower revenues. As a percentage of net equipment sales, 1997 cost of equipment sales for the three month period was 172% compared to 89% for the three month period of 1996. These increases are the result of (i) continued heavy discounting of Storage Products in an effort to penetrate the marketplace, (ii) under utilization of manufacturing capacity, (iii) higher warranty costs associated with the Storage Product and (iv) the Company's policy of not reversing cost of sales on returned equipment. Cost of service sales for the three month period ended March 30, 1997 decreased from the comparable period of 1996 by $692,000 or 14%. All service sales are derived from installed real-time products and the cost structure within the service department is highly variable due to the utilization of service partners. While the real-time service business continues to be profitable, service margins were reduced for investments in various programs and infrastructure necessary to support the Storage Product line. For the three month period ended March 30, 1997, this investment was $1,400,000. Therefore, cost of service sales associated with real-time services was $2,869,000, resulting in an adjusted gross margin of $1,281,000 or 31% of service revenues.

Research and development costs for the three month period ended March 30, 1997, decreased from the comparable period of 1996 by $995,000 or 12% . The decrease in 1997 spending is attributable to lower labor costs and reduced development material costs. However, as a percentage of net sales, research and development expenses were 87% for the three month period ended March 30, 1997 compared to 71% for the comparable period of 1996. The Company expects research and development spending in the near term, to remain relatively constant.

Selling, general and administrative expenses decreased by $1,080,000 or 12% for the three month period of 1997 when compared to 1996. The decrease is attributable to lower labor costs in the administration functions and lower commissions due to the decline in sales. As a percentage of net sales, selling, general and administrative costs continue to remain high, 92% for the three months ended March 30, 1997 compared to 74% for the comparable period of 1996.

Interest expense for the three month period ended March 30, 1997 increased from 1996 levels by $709,000, reflecting the Company's higher debt level during the first quarter of 1997 due to the timing and value of the various recapitalizations occurring in both years.

Other expense for the three month period of 1997 increased from 1996 by $523,000 due to higher foreign exchange losses.

LIQUIDITY AND CAPITAL RESOURCES:
During the past five years, the Company has incurred significant operating losses and has been unable to generate cash flows from operating activities. Cash used in operating activities for the first quarter of 1997 amounted to $9,044,000 compared to $14,356,000 for the same period in 1996.

During the three month period ended March 30, 1997, cash used in operating activities decreased by $5,312,000 when compared to the three month period ended March 31, 1996. For the three month period ended March 30, 1997, the net loss, as adjusted for non cash items, exceeded the net loss for the comparable period of 1996 by $3,982,000. Accounts receivable and inventories decreased $4,732,000 and $1,796,000, respectively, in the first quarter of 1997, while in 1996, the Company invested heavily in inventories to improve Storage Product availability, increasing inventory by $6,284,000. Accounts payable and accrued liabilities increased $1,823,000 and $6,363,000 for the first quarter of 1997 and 1996, respectively.

Expenditures for property and equipment for the three months ended March 30, 1997 and March 31, 1996 were $725,000 and $1,877,000, respectively. Spare parts required to support customer installations accounted for 43% of total property and equipment spending in the first quarter of 1997. As of March 30, 1997, there were no material commitments for capital expenditures.

Cash used in operating and investing activities during the three month period of 1997 and 1996 was principally offset by cash provided through financing activities of $10,839,000 and $15,287,000, respectively. The principal source of financing has been through various agreements provided by the Japan Energy Group. As discussed in Notes D and E of Notes to Condensed Consolidated Financial Statements, on March 19, 1997, the Company and Gould agreed to cancel $40,000,000 of indebtedness owed to Gould under their loan agreement (the "Credit Agreement") in exchange for the issuance to Gould of 400,000 shares of the Company's Series I Convertible Preferred Stock ("Series I") with a liquidation preference of $40,000,000. In addition to the exchange of indebtedness for shares of Series I, the Company and Gould also agreed to amend the Credit Agreement to (i) reduce the maximum amount which can be borrowed by the Company from $80,000,000 to $50,000,000 and (ii) provide that any borrowings in excess of $41,915,869 (the principal amount outstanding on March 19, 1997 after giving effect to the exchange of indebtedness for shares of Series I) may be made only at the discretion of Gould. On May 12, 1997, Gould agreed to amend the Credit Agreement to increase the maximum amount which can be borrowed by the Company from $50,000,000 to $55,000,000. As of May 13, 1997 the Company
owed to Gould $49,641,927 under the Credit Agreement, plus $13,502,088 in accrued interest. All borrowings under the Credit Agreement, plus accrued interest, are due and payable on June 30, 1997.

Based on current estimates of available cash flow, management does not believe it will have sufficient cash to make the mandatory payment on June 30, 1997, without proceeds from the sale of assets or a refinancing or restructuring of the Credit Agreement prior to such date. Additionally, the Company does not have a committed source of financing to meet expected requirements over the next year. The Company has retained an investment banking firm to assist in exploring strategic alternatives which include, among other things, a business combination, sales of assets, strategic investment in the Company or a refinancing of the Credit Agreement. There can be no assurance that the Company will be successful in its attempt to consummate one of the strategic alternatives or a refinancing or restructuring of the Credit Agreement. If the Company does not make the required payment at maturity of the Credit Agreement or is unable to obtain a committed source of financing adequate to meet expected requirements, it may be unable to continue its normal operations, except to the extent permitted by the Japan Energy Group. Substantially all of the Company's tangible and intangible assets are pledged as collateral under the Credit Agreement.

                 Part II - Other Information




Item 6.  Exhibits and Reports on Form 8-K
     (a)  Exhibits required by Item 601 of Regulation S-K

      Exhibit No. 11 - Statement re: computation of per share earnings. See page 20.

      Exhibit  No. 27 - Financial Data Schedule.  See page
      21.

     (b)  Reports on Form 8-K
      No reports on Form 8-K were filed by the Company during the quarter ended March 30, 1997.





                 Encore Computer Corporation





                         Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Encore Computer Corporation

                   KENNETH G. FISHER            EDWARD J. BAKER
                   _________________            _______________
Date: May 19, 1997 Kenneth G. Fisher            Edward J. Baker
                   Chairman  of the Board       Corporate Controller
                   and Chief Executive Officer  Secretary
                                                Chief Accounting Officer