Form 10-Q
period 1997-06-29
ENCORE COMPUTER CORP /DE/
filed 1997-08-13
CIK 764037

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                        FORM 10-Q
 (Mark One)
 [  X  ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended June 29, 1997

                                         OR

 [      ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from________ to _______.

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

                                 Title of each class

                        Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      X   Yes          No
The number of shares outstanding of the registrant's only class of Common Stock as of August 13, 1997 was 37,559,976.

                         Encore Computer Corporation

                                     Index


Part I               FINANCIAL INFORMATION                          Page

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

ENCORE COMPUTER CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands except per share data)

                                   Three Months Ended         Six Months Ended
                                  June 29,   June 30,       June 29,   June 30,
                                    1997       1996           1997       1996
Net sales:
 Equipment                       $   3,411  $   6,551     $    7,594 $    13,122
 Service                             3,943      5,048          8,093      10,191
                                     7,354     11,599         15,687      23,313

Costs and expenses:
 Cost of equipment sales             6,122      5,075         13,298      10,954
 Cost of service sales               4,285      4,113          8,554       9,074
 Research and development            7,152      7,677         14,421      15,941
 Sales, General and Admin            7,580      7,814         15,218      16,532
  Total                             25,139     24,679         51,491      52,501

Operating loss                     -17,785    -13,080        -35,804     -29,188

 Int exp, princ related parties     -1,355       -548         -2,754      -1,238
 Interest income                        32         35             61          76
 Other (expense)/income, net          -500       -118         -1,163        -258

Loss before income taxes           -19,608    -13,711        -39,660     -30,608

Provision for income taxes             196          0            167           0

Net loss                         $ -19,804  $ -13,711     $  -39,827 $   -30,608

Net loss per common share:

Net loss attributable to common
 shareholders                    $ -27,066  $ -19,754     $  -53,949 $   -42,604

Loss per common share            $   -0.60  $   -0.45     $    -1.21 $     -0.97

Weighted average shares
 of common stock                    44,781     44,120         44,711      43,916

The accompanying notes are an integral part of the condensed consolidated financial statements.

ENCORE COMPUTER CORPORATION
Condensed Consolidated Balance Sheets
(in thousands except share data)

                                                           Unaudited
                                                            Jun 29,     Dec 31,
                                                              1997       1996
ASSETS
Current assets:
 Cash and cash equivalents                                $    3,155 $     3,936
 Accounts receivable, less allowance                           8,009      14,970
 Inventories (Note B)                                          9,475      13,896
 Prepaid expenses and other current assets                     1,351       1,409
  Total current assets                                        21,990      34,211

Property and equipment, net                                   30,409      33,376
Other assets                                                   1,427       1,669
  Total assets                                            $   53,826 $    69,256

LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
 Current portion of long term
  debt-related parties (Notes D and E)                    $   57,061 $    72,659
 Current portion of long term debt-other (Note D)                152         182
 Accounts payable and accrued liabilities (Note C)            28,456      28,665
  Total current liabilities                                   85,669     101,506

Long term debt-other (Note D)                                    414         476
Other liabilities                                              1,414       1,284
  Total liabilities                                           87,497     103,266

Capital Deficiency:
 Preferred stock, $.01 par value; authorized 10,000,000 shares:
  Series A Convertible Participating Preferred, issued
   73,641 shares in 1997 and 1996                                  1           1
  6% Cumulative Series B Convertible Preferred, issued
   728,722 in 1997 and 1996, respectively, with
   an aggregate liquidation preference of  $72,872,200             7           7
  6% Cumulative Series D Convertible Preferred, issued
   1,115,074 in 1997 and 1996, respectively, with
   an aggregate liquidation preference  of $111,507,400           11          11
  6% Cumulative Series E Convertible Preferred, issued
   1,139,782 in 1997 and 1996, with an
   aggregate liquidation preference of $113,978,200               11          11
  6% Cumulative Series F Convertible Preferred, issued
   533,333 in 1997 and 1996, respectively, with
   an aggregate liquidation preference of $53,333,300              5           5
  6% Cumulative Series G Convertible Preferred, issued
   572,289 in 1997 and 1996, respectively, with
   an aggregate liquidation preference of $57,228,900              6           6
  6% Cumulative Series H Convertible Preferred, issued
   350,000 in 1997 and1996, respectively, with
   an aggregate liquidation preference of $35,000,000.             4           4
  6% Cumulative Series I Convertible Preferred, issued
   400,000 in 1997 with an aggregate liquidation preference
   of $40,000,000.                                                 4           4
 Common stock, $.01 par value; authorized 200,000,000 shares;
  issued 37,559,976 and 37,270,457 in 1997 and 1996,
  respectively.                                                  376         373
 Additional paid-in capital                                  487,227     447,068
 Accumulated deficit                                        -521,323    -481,496
  Total capital deficiency                                   -33,671     -34,006
  Total liabilities and capital deficiency                $   53,826 $    69,260


The accompanying notes are an integral part of the condensed consolidated financial statements.

ENCORE COMPUTER CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)



                                                            Six Mos     Six Mos
                                                             Ended       Ended
                                                            June 29,   June 30,
                                                              1997       1996

Cash flows from operating activities:
Net loss                                                  $  -39,827 $   -30,608
Adjustments to arrive at net cash used in operating activities:
 Depreciation and amortization                                 3,897       5,795
 Inventory obsolescence and writedown to lower of cost
  or market                                                      540         540
 Bad debt provision/(credit)                                     408        -153
Net changes in operating assets and liabilities:
 Accounts receivable                                           6,553        -296
 Inventories                                                   3,881      -9,594
 Prepaid expenses and other current assets                        58         144
 Other assets                                                      2         109
 Accounts payable and accrued liabilities                       -372         713
 Other liabilities                                               130         168
  Net cash used in operating activities                      -24,730     -33,182

Cash flows from investing activities:
 Additions to property and equipment                            -690      -3,963
  Net cash used in investing activities                         -690      -3,963

Cash flows from financing activities:
 Net borrowings under revolving loan agreements               24,402      36,175
 Principal payments of long term debt                            -92         -84
 Preferred stock dividends paid                                    0          -2
 Issuance of common stock                                        329       1,075
  Net cash provided by financing activities                   24,639      37,164

Increase (decrease) in cash and cash equivalents                -781          19

Cash and cash equivalents, beginning                           3,936       2,797

Cash and cash equivalents, ending                         $    3,155 $     2,816


The accompanying notes are an integral part of the condensed consolidated financial statements.

ENCORE COMPUTER CORPORATION
Condensed Consolidated Statements of Cash Flows


Supplemental disclosure of cash flow information (in thousands):
                                                            Six Mos     Six Mos
                                                             Ended       Ended
                                                            June 29,   June 30,
                                                              1997       1996

 Cash paid during the period for interest                 $       55 $        78

 Cash paid during the period for income taxes                  1,212          34



Non-cash investing and financing activities:

 Indebtedness exchanged for preferred stock               $   40,000 $    35,000









The accompanying notes are an integral part of the condensed consolidated financial statements.

ENCORE COMPUTER CORPORATION
Condensed Statements of Shareholders' Equity (Capital Deficiency)
(in thousands except share data)

                                            Preferred Stock
                          Series A      Series B      Series D       Series E
                                  Par          Par            Par            Par
                          Shares  Val  Shares  Val    Shares  Val    Shares  Val
 Balance
  Dec 31, 1996            73,641   $1 728,722   $7 1,115,074  $11 1,139,782  $11

 Common stock options
  exercised,  $.69 to
  $1.56 per share              0    0       0    0         0    0         0    0

 Shares issued through employee
  stock purchase plan at a price of
  $1.17 per share              0    0       0    0         0    0         0    0
 Issuance of Series I
 Convert. Preferred
 Stock (Notes D and E)         0    0       0    0         0    0         0    0

 Net loss
 Bal Jun 29, 1997         73,641   $1 728,722   $7 1,115,074  $11 1,139,782  $11



The accompanying notes are an intergral part of the condensed consolidated financial statements.




                                            Preferred Stock
                          Series F      Series G      Series H       Series I
                                  Par          Par            Par            Par
                          Shares  Val  Shares  Val    Shares  Val    Shares  Val
 Bal Dec 31, 1996        533,333   $5 572,289   $6   350,000   $4         0   $0

 Common stock options
  exercised,  $.69 to
  $1.56 per share              0    0       0    0         0    0         0    0

 Shares issued through employee
  stock purchase plan at a price of
  $1.17 per share              0    0       0    0         0    0         0    0
 Issuance of Series I
 Convert. Preferred
 Stock (Notes D and E)         0    0       0    0         0    0   400,000    4

 Net loss
 Bal Jun 29, 1997        533,333   $5 572,289   $6   350,000   $4   400,000   $4









                        Common Stock                              Shrhldrs'
                                       Addt'l                            Eq
                                  Par Paid-in          Accum       (Capital
                          Shares  Val Capital        Deficit           Def)
 Bal Dec 31, 1996     37,270,457 $373$447,068     ($481,496)      ($34,010)

 Common stock options
  exercised, $.69
 to $2.00/shar            58,848    1      59              0             60

 Shares issued through employee
  stock purchase plan at a price of
  $1.17 per share        230,671    2     267              0            269
  Issuance of Series I
  Convertible Preferred Stock
  (Notes D and E)              0    0  39,833              0         39,837

 Net loss                      0    0       0        -39,827        -39,827
 Bal Jun 29, 1997     37,559,976 $376$487,227     ($521,323)      ($33,671)

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D of Notes to Condensed Consolidated Financial Statements, the Company has borrowings under a $65,000,000 facility which matures August 31, 1997. Additionally, the Company does not have a committed source of financing to meet expected requirements over the next year. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Net loss per common share was determined by dividing the net loss, as adjusted, by applicable shares outstanding. The loss was adjusted by the aggregate amount of dividends on the Company's preferred stock. Preferred stock dividends amounted to $7,262,500 and $14,122,100 for the three and six month periods ended June 29, 1997, respectively. For the three and six month periods ended June 30, 1996, preferred stock dividends amounted to $6,042,800 and $11,996,300, respectively. Based on the capital deficiency, the Company is precluded from paying dividends on its preferred stock outstanding. Accordingly, the Company has accumulated preferred stock dividends since July 15, 1996 amounting to $27,538,800. All preferred stock dividends other than those accumulated at June 29, 1997 have been paid in additional shares of the appropriate shares of stock.


B. Inventories

Inventories consist of the following (in thousands):

                                                            June 29,    Dec 31,
                                                              1997       1996
Purchased parts                                           $    3,054 $     9,357
Work in process                                                4,892         306
Finished goods                                                 1,443       3,981
Loaned computer equipment and
 consignment inventory                                            86         252

  Total inventory                                         $    9,475 $    13,896

Storage Product inventory amounted to $6,990,000 and $9,169,000 at June 29, 1997 and December 31, 1996, respectively. On May 28, 1997, as discussed further in Note F, the Company executed a non-binding Memorandum of Understanding with Sun Microsystems, Inc. ("SUN") to sell the assets, products and technology related to the Company's Storage Products business.

C. Accounts Payable and Accrued Liabilities;

Accounts payable and accrued liabilities consist of the following (in thousands):
                                                            June 29,    Dec 31,
                                                              1997       1996
Accounts payable                                          $    4,034 $     4,976
Accrued salaries and benefits                                  4,573       4,034
Accrued interest-related parties                              14,378      11,614
Accrued taxes                                                    828       2,760
Deferred income, principally
 maintenance contracts                                         1,359         879
Other accrued expenses                                         3,284       4,402

  Total accounts payable and accrued liabilities          $   28,456 $    28,665

Accrued interest of $14,378,000 and $10,791,000 was payable to Gould at June 29, 1997 and December 31, 1996, respectively. Accrued interest on the previous refinancing ($823,000 at December 31, 1996) was being amortized over the term of the Credit Agreement. The balance remaining on March 19, 1997 was reversed.

D.  Debt
Debt consists of the following (in thousands):

                                                            June 29,    Dec 31,
                                                              1997       1996
Debt to unrelated parties:
 Mortgages payable                                        $      566 $       658
 Current portion of debt                                        -152        -182
  Total long term debt to unrelated parties               $      414 $       476

Debt to related parties:
 Credit agreement with Gould Electronics, Inc.            $   57,061 $    72,659
 Current portion of debt                                     -57,061     -72,659
  Total long term debt to unrelated parties               $        0 $         0

Since  1989,  the  principal source of financing for the  Company  has  been provided by the Japan Energy Corporation, through its wholly owned subsidiaries, Gould Electronics, Inc. ("Gould") and EFI International ("EFI") (collectively, the "Japan Energy Group"). The Japan Energy Group is a related party due to the significant financial interests of Gould and EFI in the Company. Assuming full conversion of preferred stock holdings as of June 29, 1997, the Japan Energy Group beneficially owns 83% of the Company's common stock. The Company is dependent on the continued financial support of the Japan Energy Group. Should the Japan Energy Group withdraw its financial support, the Company may be unable to continue its normal operations.

On March 19, 1997, Gould as authorized by Japan Energy Corporation, agreed to cancel $40,000,000 of indebtedness pursuant to their loan agreement (the "Credit Agreement") in exchange for the issuance to Gould of 400,000 shares of the Company's Series I Convertible Preferred Stock ("Series I"), as discussed in more detail in Note E of Notes to Condensed Consolidated Financial Statements. The Company and Gould also agreed to amend the Credit Agreement to (i) reduce the maximum amount which can be borrowed by the
Company from $80,000,000 to $50,000,000, and (ii) provide that any borrowings in excess of $41,915,869 (the principal amount outstanding on March 19, 1997 after giving effect to the exchange of indebtedness for shares of Series I) may be made only at the discretion of Gould. Through July 12, 1997 Gould agreed to amend the Credit Agreement to increase the maximum amount which can be borrowed by the Company to $65,000,000. All borrowings after July 12, 1997 in excess of the $58,979,927 of indebtedness then outstanding may be made only at the discretion of Gould. All borrowings under the Credit Agreement, plus accrued interest, are due and payable on August 31, 1997. In the event of default, the rate of interest to be applied will immediately increase by an additional 2%. As of August 13, 1997 the Company owed to Gould $63,397,449 under the Credit Agreement, plus $15,302,539 in accrued interest.

The credit facility bears interest at the prime rate plus 2% (10.5% at June 29, 1997). As of June 29, 1997, Encore owed to Gould $57,061,000 in principal, plus $14,378,000 in accrued interest. Borrowings are collateralized by substantially all of the Company's tangible and intangible assets and the agreement contains various covenants including maintenance of cash flow, leverage and tangible net worth ratios and limitations on capital expenditures, dividend payments and additional indebtedness. Gould has indicated it will not waive any covenants in the event of non-compliance. As of June 29, 1997, the Company is not in compliance with any covenants except capital expenditures.

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

E.  Shareholders' Equity

As discussed in more detail in Note D of Notes to Condensed Consolidated Financial Statements, on March 19, 1997 Gould canceled $40,000,000 of indebtedness in exchange for 400,000 newly-issued shares of Series I. The principal terms of the Series I are as follows:

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

Upon completion of the Series I transaction, Japan Energy Group's beneficial ownership, on a fully converted basis, increased to 82.9%.

The completion of these transactions had the following effect on the Company's financial statements:

(i) shareholders' equity increased by $39,833,000 as follows:

Reduction of debt                                         $   40,000
Less:
 Par value of shares issued                                       -4
 Reversal of accrued interest on previous
  recapitalizations                                              283
 Accrued interest on remaining Gould indebtedness for the
  remaining term of the agreements                              -446

Increase in addtional paid-in capital                     $   39,833

F.  Subsequent Events

On July 17, 1997, the Company signed a definitive Asset Purchase Agreement with Sun Microsystems and Sun Microsystems International, B.V. (collectively "SUN"). Pursuant to the terms of the Asset Purchase Agreement, Encore has agreed to sell to SUN substantially all of the assets associated with Encore's storage products business (the "Storage Products Business") for a purchase price of $185 million in cash, of which $150 million is payable at closing and $35 million is payable on July 1, 1998. On July 17, 1997, the Company also executed an agreement with Gould, (the "Gould Agreement"), pursuant to which the Company will use a portion of the proceeds to be received at the closing to (a) pay the principal amount of, and the accrued interest on, the Company's indebtedness to Gould (the "Gould Debt"), which is estimated to be approximately $90 million at the time of closing, and (b) redeem the Company's outstanding Preferred Stock, all of which is held by Gould and EFI and which has an aggregate liquidation preference over the Common Stock of $411 million, for $60 million, of which $25 million will be paid in cash at the closing of the SUN Transaction and the balance will be paid by assigning to Gould the Company's right to receive the $35 million in proceeds from Sun on July 1, 1998. The closing of the SUN transaction is subject to, among other things, the approval of the Encore shareholders at a meeting which is expected to be held no later than October 1997, following preparation, review by the Securities and Exchange Commission and delivery to the shareholders of a notice of the meeting and proxy statement relating to the transaction.

Additionally, the Gould Agreement provides for Gould, at its discretion, to convert all Series A and Series B Preferred Stock into Common Stock. Ken Fisher may also convert the Series B Preferred Stock held by Indian Creek Capital into Common Stock. Any conversion by Gould is subject to, among other things, obtaining certain U.S. Government approvals. As of August 13, 1997 neither Gould nor Ken Fisher has converted their Preferred Stock. In the event of such conversion, the total Common Stock outstanding would increase to 67,346,291, or which Gould would hold 32,673,169 or 48.5% of outstanding and Mr. Fisher would hold 5,003,944 or 7.4% of outstanding.

In a letter to the Company dated July 17, 1997, Gould confirmed that it was not obligated to provide any additional financing to Encore but that so long as Gould was convinced that the SUN Transaction would take place, it was likely that Gould would continue to provide financing to Encore but only to the extent absolutely necessary to enable the SUN Transaction to be consummated. However, if either (i) a meeting of the Encore stockholders for the purpose of voting upon the SUN Transaction is held, but the vote required to approve the transaction is not obtained, or (ii) a meeting of the Encore stockholders for the purpose of voting upon the SUN Transaction is not held by November 30, 1997, the letter stated that Gould would not provide any financing to Encore after the day of the meeting of Encore stockholders (or after November 30, 1997, if the meeting is not held by that date). If the vote required to approve the SUN transaction is not obtained, the Company will be unable to continue its normal operations, and will have no alternative to liquidation.


Item 2

                    Management's Discussion and Analysis
              of Financial Condition and Results of Operations for the Three and Six Months Ended June 29, 1997
          Compared to the Three and Six Months Ended June 30, 1996

The following is management's discussion and analysis of the financial condition and the results of operations of Encore Computer Corporation ("Encore" or the "Company") for the three and six month periods ended June 29, 1997 compared to the three and six month periods ended June 30, 1996. The Company's net loss for the three and six months ended June 29, 1997 was $19,804,000 and $39,827,000, respectively, compared to the net loss for the same periods of 1996 of $13,711,000 and $30,608,000, respectively. The increased losses are attributable to lower revenues and gross margins as potential customers continue to express concerns over the Company's financial condition.


RESULTS OF OPERATIONS:
Total net sales for the three and six month periods of 1997 decreased 37% and 33%, respectively, to $7,354,000 and $15,687,000 from $11,599,000 and
$23,313,000 for the three and six month periods of 1996. International net sales declined to $4,087,000 and $8,442,000 for the three and six month periods ended June 29, 1997, respectively, representling a decrease of 38% and 29% from the three and six month periods ended June 30, 1996. International sales for the three and six months ended June 29, 1997 were 56% and 54%, respectively, of total net sales as compared to 57% and 51% for the same periods in 1996.

During the three and six month periods ended June 29, 1997, equipment sales decreased $3,140,000 or 48% and $5,528,000 or 42%, respectively, from the same periods of 1996. Net Storage Product sales were $1,012,000 and $2,245,000 for the three and six month periods ended June 29, 1997, respectively, including the reversal of $200,000 in the three month period and $1,154,111 in the six month period, associated with international installations which have been returned, compared storage to product sales of $1,480,000 and $2,924,000 for the same periods of 1996. Sales of the
Company's real-time products declined by $2,671,000 and $4,849,000, or 53% and 48%, in the three and six month periods ended June 29, 1997, respectively, from the three and six month periods ended June 30, 1996.

For the three and six month periods ended June 29, 1997, service sales declined $1,105,000 or 22%, and $2,098,000 or 21%, respectively, from the same periods of 1996. Continued declining service revenues reflect the effect on the service business of (i) the Company's prolonged decline in equipment sales, (ii) the price competitiveness of the marketplace, (iii) the completion of long running government programs and subsequent deinstallation of systems and (iv) longer warranty periods for equipment sales required to compete in the storage marketplace.

Cost of equipment sales for the three and six month periods of 1997 increased 21% from the three and six month comparable periods of 1996, an increase of $1,047,000 and $2,344,000, respectively, despite lower revenues. As a percentage of net equipment sales, 1997 cost of equipment sales for the three and six month periods were 179% and 175%, respectively, compared to 77% and 83% for the three and six month periods of 1996, respectively. These increases are the result of (i) continued heavy discounting of Storage Products in an effort to penetrate the marketplace, (ii) under utilization of manufacturing capacity, (iii) higher warranty costs associated with the Storage Product and (iv) the Company's policy of not reversing cost of sales on returned equipment.

Cost of service sales for the three month period ended June 29, 1997 increased from the comparable period of 1996 by $172,000 or 4%. However, cost of service sales for the six month period ended June 29, 1997 decreased from the comparable period of 1996 by $520,000 or 6%. All service sales are derived from installed real-time products and the cost structure within the service department is highly variable due to the utilization of service partners. While the real-time service business continues to be profitable, service margins were reduced for investments in various programs and infrastructure necessary to support the Storage Product line. For the three and six month periods ended June 29, 1997, this investment was $1,953,000 and $3,311,000, respectively. Cost of service sales associated with real-time services was $2,332,000 and $5,243,000 for the three and six month periods ended June 29, 1997, resulting in an adjusted gross margin of $1,611,000 or 41% and $2,850,000 or 35% of service revenues, respectively.

Research and development costs for the three and six month periods ended June 29, 1997, decreased from the comparable periods of 1996 by $525,000 or 7%, and $1,520,000 or 10%, respectively . The decrease in 1997 spending is attributable to lower labor costs and reduced development material costs. However, as a percentage of net sales, research and development expenses were 97% and 92% for the three and six month periods ended June 29, 1997,
compared  to  66% and 68% for the comparable periods of 1996.   The  Company
expects research and development spending in the near term, to remain relatively constant.

Selling, general and administrative expenses decreased by $234,000 or 3%, and $1,314,000 or 8% for the three and six month periods of 1997 when compared to 1996. The decrease is attributable to lower labor costs in the administration functions and lower commissions due to the decline in sales. As a percentage of net sales, selling, general and administrative costs continue to remain high, 103% and 97% for the three and six months ended June 29, 1997 compared to 67% and 71% for the comparable periods of 1996.

Interest expense for the three and six month periods ended June 29, 1997 increased from 1996 levels by $807,000 and $1,516,000, reflecting the Company's higher debt level during 1997 due to the timing and value of the various recapitalizations occurring in both years.

Other expense for the three and six month periods ended June 29, 1997 increased $382,000 and $905,000 from the same periods in 1996 due to higher foreign exchange losses.

LIQUIDITY AND CAPITAL RESOURCES:
During the past five years, the Company has incurred significant operating losses and has been unable to generate cash flows from operating activities. Cash used in operating activities for the first six months of 1997 amounted to $24,730,000 compared to $33,182,000 for the same period in 1996.

During the six month period ended June 29, 1997, cash used in operating activities decreased by $8,452,000 when compared to the six month period ended June 30, 1996. For the six month period ended June 29, 1997, the net loss, as adjusted for non cash items, exceeded the net loss for the comparable period of 1996 by $10,556,000. Accounts receivable and inventories decreased $6,553,000 and $3,881,000, respectively, in the first half of 1997, while in 1996, the Company invested heavily in inventories to improve Storage Product availability, increasing inventory by $9,594,000. Accounts payable and accrued liabilities decreased $372,000 during the first half of 1997. In the first half of 1996, accounts payable and accrued liabilities increased $713,000.

Expenditures for property and equipment for the six months ended June 29, 1997 and June 30, 1996 were $690,000 and $3,963,000, respectively. Spare parts required to support customer installations accounted for 88% of total property and equipment spending in the first half of 1997. As of June 29, 1997, there were no material commitments for capital expenditures.

Cash used in operating and investing activities during the six month periods of 1997 and 1996 was principally offset by cash provided through financing activities of $24,639,000 and $37,164,000, respectively. The principal source of financing has been through various agreements provided by the Japan Energy Group. As discussed in Notes D and E of Notes to Condensed Consolidated Financial Statements, on March 19, 1997, Gould as authorized by Japan Energy Corporation, agreed to cancel $40,000,000 of indebtedness pursuant to their loan agreement (the "Credit Agreement") in exchange for the issuance to Gould of 400,000 shares of the Company's Series I Convertible Preferred Stock ("Series I"), as discussed in more detail in Note E of Notes to Condensed Consolidated Financial Statements. The Company and Gould also agreed to amend the Credit Agreement to (i) reduce the maximum amount which can be borrowed by the Company from $80,000,000 to $50,000,000, and (ii) provide that any borrowings in excess of $41,915,869 (the principal amount outstanding on March 19, 1997 after giving effect to the exchange of indebtedness for shares of Series I) may be made only at the discretion of Gould. Through July 12, 1997 Gould agreed to amend the Credit Agreement to increase the maximum amount which can be borrowed by the Company to $65,000,000. All borrowings after July 12, 1997 in excess of the $58,979,927 of indebtedness then outstanding may be made only at the discretion of Gould. All borrowings under the Credit Agreement, plus accrued interest, are due and payable on August 31, 1997. In the event of default, the rate of interest to be applied will immediately increase by an additional 2%. As of August 13, 1997 the Company owed to Gould $63,397,449 under the Credit Agreement, plus $15,302,539 in accrued interest.

On July 17, 1997, the Company signed a definitive Asset Purchase Agreement with Sun Microsystems and Sun Microsystems International, B.V. (collectively "SUN"). Pursuant to the terms of the Asset Purchase Agreement, Encore has agreed to sell to SUN substantially all of the assets associated with Encore's storage products business (the "Storage Products Business") for a purchase price of $185 million in cash, of which $150 million is payable at closing and $35 million is payable on July 1, 1998. On July 17, 1997, the Company also executed an agreement with Gould, pursuant to which the Company will use a portion of the proceeds to be received at the closing to (a) pay the principal amount of, and the accrued interest on, the Company's indebtedness to Gould (the "Gould Debt"), which is estimated to be approximately $90 million at the time of closing, and (b) redeem the Company's outstanding Preferred Stock, all of which is held by Gould and EFI and which has an aggregate liquidation preference over the Common Stock of $411 million, for $60 million, of which $25 million will be paid in cash at the closing of the SUN Transaction and the balance will be paid by assigning to Gould the Company's right to receive the $35 million in proceeds from Sun on July 1, 1998. The closing of the SUN transaction is subject to, among other things, the approval of the Encore shareholders at a meeting which is expected to be held no later than October 1997, following preparation, review by the Securities and Exchange Commission and delivery to the shareholders of a notice of the meeting and proxy statement relating to the transaction.

In a letter to the Company dated July 17, 1997, Gould confirmed that it was not obligated to provide any additional financing to Encore but that so long as Gould was convinced that the SUN Transaction would take place, it was likely that Gould would continue to provide financing to Encore but only to the extent absolutely necessary to enable the SUN Transaction to be consummated. However, if either (i) a meeting of the Encore stockholders for the purpose of voting upon the SUN Transaction is held, but the vote required to approve the transaction is not obtained, or (ii) a meeting of the Encore stockholders for the purpose of voting upon the SUN Transaction is not held by November 30, 1997, the letter stated that Gould would not provide any financing to Encore after the day of the meeting of Encore stockholders (or after November 30, 1997, if the meeting is not held by that date). If the vote required to approve the SUN transaction is not obtained, the Company will be unable to continue its normal operations, and will have no alternative to liquidation.


                         Part II - Other Information




Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits required by Item 601 of Regulation S-K

       Exhibit No. 11 - Statement re: computation of per share earnings. See page 20.

     Exhibit  No. 27 - Financial Data Schedule.  See page 21.

   (b)   Reports on Form 8-K
      No reports on Form 8-K were filed by the Company during the quarter ended June 29, 1997.





                         Encore Computer Corporation





                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Encore Computer Corporation


Date:August 13, 1997  KENNETH G. FISHER             EDWARD J. BAKER
                      _________________             _______________
                      Chairman  of the Board        Corporate Controller
                      and Chief Executive Officer   Secretary
                                                   Chief Accounting Officer