Form 10-K/A
period 1996-12-31
ENCORE COMPUTER CORP /DE/
filed 1997-10-31
CIK 764037

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



In  1996  and 1995, cost of equipment sales  exceeded
sales  by  $8,186,000 and $12,970,000  or  (30%)  and
(59%)  of net sales, respectively, compared to  a  9%
gross  margin  of $3,360,000 in 1994.  1996  cost  of
sales  included  $9,932,000 (36% of equipment sales)
in  additional  valuation reserves on Storage Product
inventory. Gross  margins were  reduced  in 1995 and
1994 due  to  the  charges associated   with  the
termination  of  the   Amdahl Reseller  Agreement and
the negative  effect  of  the under  utilization  of
manufacturing  capacity.   As discussed   in   Note  B
of  Notes  to  Consolidated Financial  Statements, in
1995 and 1994, the  Company recorded   charges  of
$14,242,000 (65% of equipment sales) and   $8,960,000
(23% of equipment sales) respectively, in connection with the termination of the Amdahl Reseller Agreement.



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



In   1996,  gross  margins  on  service  sales   were
$2,205,000 or (11%), compared to $6,605,000 (24%) and
$12,283,000  (32%)  in 1995 and  1994,  respectively.
For 1996, 1995 and 1994, service margins were reduced
for    investments    in   various    programs    and
infrastructure  necessary  to  support  the   Storage
Product   line.  The Company invested $5,979,000 (30%
of service sales), $3,719,000 (14% of service sales) and $2,010,000 (5% of service sales) in support of the Storage Product line during 1996, 1995, and 1994, respectively.



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



As  discussed  in  Note  F of Notes  to  Consolidated
Financial Statements, in the second quarter  of  1995
management  evaluated the Company's latest  financial
projections,  and concluded; (i) the  termination  of
the   Amdahl   Reseller  Agreement, as discussed in
Note B, resulted   in   a significant  delay  in  the
realization  of  product revenues,  (ii)  the  rate of
decline  in  real-time equipment  and  service  revenues
had  exceeded  its previous  estimates and (iii) the rate
of  worldwide sales  growth  anticipated  in  newer
product  lines remained  significantly below projected
levels.   In light  of  these conclusions, management
restructured operations  and  recorded a charge to
operations  of $4,499,000.    The   most   significant
of    these restructuring actions were; (i) a 95 person
reduction in   workforce   primarily   in   manufacturing
and development,  resulting  in  a  severance  charge  of
$1,335,000,  (ii)  a write down of  $782,000  in  the
carrying  value of the equipment used in the  support
of  the Amdahl Reseller Agreement and (iii) the write
off  of  $1,624,000  of capitalized  software  assets
relating to the Company's UNIX R based product  lines.
Management will continue to assess its cost structure
and  the  carrying value of  its assets in  light  of
expected  future  business.   While  there   are   no
existing plans to take any additional actions, should future conditions require, management could approve additional plans to further reduce its cost base or recognize the impairment in value of long-lived assets.

International operating income was $1,234,000 in 1995.
In 1996 international generated an operating loss of $1,047,000 despite higher revenues, principally due to higher cost of sales in 1996 associated with the Company's efforts to penetrate new international storage product markets. International operating income decreased in 1995 from 1994 by $3,002,000, due principally to lower revenues.



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



The  accompanying  consolidated financial  statements
have  been  prepared assuming that the  company  will
continue  as  a  going  concern.   Based  on  current
estimates of available cash flow, management does not
believe  it  will have sufficient cash  to  make  the
mandatory  payment on May 31, 1997, without  proceeds
from   the  sale  of  assets  or  a  refinancing   or
restructuring of the Credit Agreement prior  to  such
date.   Additionally, the Company  does  not  have  a
committed  source  of  financing  to  meet   expected
requirements  over the next year. Therefore, the Company
is unable to generate sufficient cash to support its
operations through December 31, 1997.  The  Company  has
retained  an  investment banking firm  to  assist  in
exploring strategic alternatives which include, among
other  things,  a  business  combination,  sales   of
assets,  strategic investment in  the  Company  or  a
refinancing of the Credit Agreement.  There can be no
assurance that the Company will be successful in  its
attempt   to   consummate  one   of   the   strategic
alternatives or a refinancing or restructuring of the
Credit  Agreement.  If the Company does not make  the
required  payment at maturity of the Credit Agreement
or   is  unable  to  obtain  a  committed  source  of
financing adequate to meet expected requirements,  it
may  be  unable  to  continue its normal  operations,
except  to  the extent permitted by the Japan  Energy
Group.   Substantially all of the Company's  tangible
and intangible assets are pledged as collateral under the Credit Agreement.



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


Coopers & Lybrand L.L.P.

Miami, Florida
January 30, 1997 except for Note M as to which the date is March 19, 1997.




ENCORE COMPUTER CORPORATION
Consolidated Statements of Operations

(in thousands except per share data)



                                                            Year Ended
                                                  Dec 31,   Dec 31,   Dec 31,
                                                     1996      1995      1994
Net sales:
 Equipment                                        $27,600   $22,005   $38,412
 Service                                           20,027    27,323    38,138

  Total                                            47,627    49,328    76,550

Costs and expenses:
 Cost of equipment sales (Note B)                  35,786    34,975    35,052
 Cost of service sales                             17,822    20,718    25,855
 Research and development                          30,260    33,249    30,339
 Sales, General and Admin                          30,977    33,683    36,152
 Termination Charge (Note B)                            0     4,499         0

  Total                                           114,845   127,124   127,398

Operating loss                                    -67,218   -77,796   -50,848

 Int exp, princ related parties                    -3,520    -2,957    -3,363
 Interest income                                      196       171       128
 Other (expense)/income, net                         -554        75        70

Loss before income taxes                          -71,096   -80,507   -54,013

Provision for income taxes                           -364       847       543

Net loss                                         ($70,732) ($81,354) ($54,556)



Net loss per common share (Note A):

Net loss attributable to common
 shareholders                                   ($96,145)($100,416) ($68,543)

Loss per common share                             ($2.61)   ($2.88)   ($2.05)

Weighted average shares
 of common stock                                   36,810    34,923    33,391






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



Per Share Data
Per  share data is calculated based upon the  weighted
average  number of shares of common stock  and  common
stock equivalents outstanding. In fiscal periods which
report  net  losses, the calculation does not  include
the  effect of common stock equivalents such as  stock
options since the effect on the amounts reported would
be  antidilutive.    All series of preferred
stock   have  been  determined  to  be  common   stock
equivalents  but  are  not included  in  the  weighted
average   number  of  shares  of  common   stock   and
equivalents or in the calculation of net loss per share for the periods presented because the effect would be antidilutive.



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



Warranties
The  Company  provides a standard product warranty  on
its   computer  systems  for  parts  and  labor  which
generally  extends  ninety  days  from  the  date   of
installation, but on certain products for  up  to  one
year.  On  its  storage processor  product  line,  the
standard   product  warranty  for  parts   and   labor
generally extends two, and in some cases, three years from the date of installation. The estimated cost of providing such warranty on products sold is included in cost of sales at the time revenue is recognized. These estimates are based upon historical data for mature products and engineering estimates for new products. Actual warranty costs are reviewed on a quarterly basis and subsequent estimates adjusted appropriately.



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

The Company had continuing discussions with Amdahl requesting payment of all past due invoices and the resumption of deliveries under the terms of the Amdahl Agreement. In response to a February 1995 letter sent by the Company to Amdahl notifying Amdahl of its intent to terminate the Amdahl Agreement if past due invoices were not paid, Amdahl filed suit in the Delaware Chancery Court on March 29, 1995 seeking to prevent Encore from terminating the agreement.
On March 30, 1995, Encore and Amdahl agreed to a "Stand-Still" Agreement which, in effect, preserved the status quo to allow the companies time to more thoroughly discuss the contractual issues that existed. The "Stand-Still" Agreement ran until April 14, 1995.

Because of the uncertainties surrounding the outcome of the discussions between the companies, management and its independent auditors considered it prudent to establish certain reserves at December 31, 1994. Reserves were established at December 31, 1994 by charging cost of goods sold $8,960,000, including (i) an allowance of $3,300,000 related to Storage Product systems sales, against past due Amdahl trade receivables of $6,100,000, and (ii) an adjustment of $5,600,000, after consideration of estimated salvage value, against the $22,300,000 carrying value of Infinity SP inventory.

On April 24, 1995, the companies jointly announced that they had reached an agreement in principle as to the existing issues and the "Stand-Still" agreement was extended to allow sufficient time to document the agreement. However, the companies were unable to reach a final agreement. On June 8, 1995, Encore announced that the Reseller Agreement between Encore and Amdahl for the sale of Encore's storage products by Amdahl had been terminated.

The Company's inventory levels and overhead costs were
based on a plan designed to meet accelerating sales commitments defined in the Amdahl Reseller Agreement. However, because of the termination of the Amdahl Reseller Agreement, product sales fell well short of expectations and all elements of the Company's results of operations were adversely affected.  As a result of
these   events,  during  1995,  the  Company   charged
operations   $19,241,000,  consisting  of:(i) a charge
to cost of sales of $11,442,000 against $24,895,000 of Storage Product inventory to reduce carrying amounts to estimated net realizable value, (ii) a charge to cost of
sales of $2,800,000 for Amdahl   accounts  receivable,
which were deemed uncollectible in light of the termination of the Amdahl Agreement, (iii) a charge to research and development of $500,000 to write down capitalized software projects in process relating to the Storage Product business, and (iv) a charge to termination costs of $4,499,000. The termination charge related to; (i) the recognition of the permanent impairment in
value  of  $2,406,000  of certain  long-lived  assets,
including   capitalized  software relating to the
Company's UNIX based product line and  property   and
equipment used in support of the Amdahl Reseller
Agreement, (ii)  severance  and   benefit   pay   of
$1,335,000  as  a result of a 95 person  reduction  in
workforce,    principally   in    manufacturing    and
development, and (iii) other expenses associated with the termination of the Amdahl Reseller Agreement.

The Company's estimate of asset impairments for fiscal
1994 and 1995 were based on the status of the Amdahl negotiations at the applicable reporting dates.




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
Amortization of capitalized software costs charged to expense in 1996, 1995 and 1994 amounted to $1,367,000,
$2,490,000 and $2,226,000, respectively.  During 1995,
$1,625,000 was charged to termination charges in recognition of the permanent impairment in value of capitalized
software    and   $561,000   was   transferred    from
construction in progress to capitalized software.


F. Accounts Payable and Accrued Liabilities;

Accounts payable and accrued liabilities consist of the following (in thousands):

                                         December     December
                                            31,         31,
                                           1996         1995

Accounts payable                       $   4,976   $     7,339
Accrued salaries and benefits              4,034         4,261
Accrued termination costs                    362         1,566
Accrued interest-related parties          11,614         5,921
Accrued taxes                              2,760         4,045
Deferred income, principally
 maintenance contracts                       879           827
Other accrued expenses                     4,040         4,049
                                       $  28,665     $  28,008



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



The significant components of the deferred tax assets and liabilities as of December 31, 1996 and 1995 were as follows (in thousands):

                                        December      December
                                          31,            31,
                                          1996          1995

Net operating losses                  $  150,195    $  126,618
Research and experimental credits          1,750         1,750
Capital losses                             4,954         4,396
Allowance for doubtful accounts              172           452
Inventory reserves                         9,023         8,113
Accrued vacation                             560           600
Various reserves/other                     4,279         3,405
Accrued termination                            7           102
                                         170,940       145,436

Valuation allowance                     (168,739)     (143,808)
                                           2,201         1,628

Deferred tax liabilities:
Depreciation                              (1,863)         (770)
Capitalized software                        (338)         (858)

Net                                   $       -     $       -




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



The  fair value of each option grant was estimated  on
the  date  of  grant  using the Black-Scholes  option-
pricing model with the following assumptions for  1995
and  1996:  risk-free  interest  rate  of  6  percent;
dividend yield of 0 percent; expected life of 4 years;
and volatility of 104.9 percent.



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



N.  Liquidity

The  accompanying  consolidated  financial  statements
have  been  prepared assuming that  the  company  will
continue   as  a  going  concern.   Since  1989,   the
principal source of financing for the Company has been
provided  by the Japan Energy Group.  As discussed  in
Note  M of Notes to Consolidated Financial Statements,
on  March 19, 1997, Gould exchanged $40 million of the
Company's outstanding indebtedness for 400,000  shares
of  Series I Convertible Preferred Stock and  provided
the Company with an uncommitted credit facility of  up
to   $50   million.   After  giving  effect   to   the
aforementioned  debt  conversion, approximately  $41.9
million  was  outstanding under the Credit  Agreement.
Any loans exceeding the $41.9 million can be made only
at  the discretion of Gould.  All borrowing under  the
Credit  Agreement, plus accrued interest, are due  and
payable  on May 31, 1997.  Based on current  estimates
of available cash flow, management does not believe it
will  have  sufficient  cash  to  make  the  mandatory
payment  on  May 31, 1997, without proceeds  from  the
sale  of  assets or a refinancing or restructuring  of
the    Credit   Agreement   prior   to   such    date.
Additionally,  the Company does not have  a  committed
source of financing to meet expected requirements over
the next year. Therefore, the Company is unable to generate
sufficient cash to support its operations through December
31, 1997.   The Company has retained an investment
banking   firm   to  assist  in  exploring   strategic
alternatives  which  include, among  other  things,  a
business   combination,  sales  of  assets,  strategic
investment  in  the  Company or a refinancing  of  the
Credit Agreement.  There can be no assurance that  the
Company   will  be  successful  in  its   attempt   to
consummate  one  of  the strategic alternatives  or  a
refinancing or restructuring of the Credit  Agreement.
If  the Company does not make the required payment  at
maturity  of  the  Credit Agreement or  is  unable  to
obtain  a  committed source of financing  adequate  to
meet  expected  requirements,  it  may  be  unable  to
continue  its normal operations, except to the  extent
permitted  by  the Japan Energy Group.   Substantially
all of the Company's tangible and intangible assets are pledged as collateral under the Credit Agreement.



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



Schedule II

                           ENCORE COMPUTER CORPORATION
                        Valuation and qualifying accounts
                                 (in thousands)




                                            Additions
                                  Bal    Chrgd to  Chrgd to               Bal
                                 at Beg      costs     other            at End
                                 of Per   & expnse  accts(2) Deduct(1)  of Per


Year ended December 31, 1994:
Allow for doubtful accounts     $2,150    $2,928        $0     ($61)    $5,017

Inventory obsolescence and      14,016     4,659       941        0     11,587
  writedowns


Year ended December 31, 1995:
Allow for doubtful accounts     $5,017    $2,735        $0  $(5,954)    $1,798

Inventory obsolescence and      11,587    12,367         0   (4,338)    19,616
  writedowns


Year ended December 31, 1996:
Allow for doubtful accounts     $1,798    ($550)        $0    ($634)      $614

Inventory obsolescence and      19,616   11,013          0   (1,246)    29,383
  writedowns

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


October 31, 1997

Pursuant  to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                               Date

KENNETH G. FISHER
____________________          Chairman of the Board
Kenneth G. Fisher             Chief Executive Officer    October 31, 1997


ROWLAND H. THOMAS, JR.        President and Chief
___________________           Operating Officer and
Rowland H. Thomas, Jr.        Director                   October 31, 1997


C. DAVID FERGUSON
____________________
C. David Ferguson             Director                   October 31, 1997


ROBERT J. FEDOR
____________________
Robert J. Fedor               Director                   October 31, 1997


DANIEL O. ANDERSON
____________________
Daniel O. Anderson            Director                   October 31, 1997


EDWARD J. BAKER
____________________          Secretary, Treasurer and
Edward J. Baker               Chief Accounting Officer   October 31,1997




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