Form 10-Q/A
period 1997-03-30
ENCORE COMPUTER CORP /DE/
filed 1997-10-31
CIK 764037

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

                     Encore Computer Corporation
                                 Index
Page
Part I              FINANCIAL INFORMATION
Item 1              Condensed Consolidated Financial Statements       3
                    Notes to Condensed Consolidated
                    Financial Statements                              8
Item 2              Management's Discussion and Analysis of Financial
                    Condition and Results of Operations              14
Part II              OTHER INFORMATION                               18
Signature Page                                                       19



ENCORE COMPUTER CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands except per share data)
                                                   Three Months Ended
                                                   March 30, March 31,
                                                        1997      1996
Net sales:
 Equipment                                            $4,183    $6,571
 Service                                               4,150     5,143
  Total                                                8,333    11,714

Costs and expenses:
 Cost of equipment sales                               7,176     5,879
 Cost of service sales                                 4,269     4,961
 Research and development                              7,269     8,264
 Sales, general and administrative                     7,638     8,718
  Total                                               26,352    27,822

Operating loss                                       -18,019   -16,108
 Interest expense, principally
  related parties                                     -1,399      -690
 Interest income                                          29        41
 Other income/(expense), net                            -663      -140

Loss before income taxes                             -20,052   -16,897

Provision for income taxes                               -29         0

Net loss                                            -$20,023  -$16,897

Net loss per common share:

Net loss attributable to common
 shareholders                                      ($26,883) ($22,851)

Loss per common share                                ($0.72)   ($0.63)

Weighted average shares
 of common stock                                      37,276    36,350



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

Date: October 31, 1997