Form 10-Q/A
period 1997-06-29
ENCORE COMPUTER CORP /DE/
filed 1997-10-31
CIK 764037

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

ENCORE COMPUTER CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands except per share data)

                                   Three Months Ended         Six Months Ended
                                  June 29,   June 30,       June 29,   June 30,
                                    1997       1996           1997       1996
Net sales:
 Equipment                       $   3,411  $   6,551     $    7,594 $    13,122
 Service                             3,943      5,048          8,093      10,191
                                     7,354     11,599         15,687      23,313

Costs and expenses:
 Cost of equipment sales             6,122      5,075         13,298      10,954
 Cost of service sales               4,285      4,113          8,554       9,074
 Research and development            7,152      7,677         14,421      15,941
 Sales, General and Admin            7,580      7,814         15,218      16,532
  Total                             25,139     24,679         51,491      52,501

Operating loss                     -17,785    -13,080        -35,804     -29,188

 Int exp, princ related parties     -1,355       -548         -2,754      -1,238
 Interest income                        32         35             61          76
 Other (expense)/income, net          -500       -118         -1,163        -258

Loss before income taxes           -19,608    -13,711        -39,660     -30,608

Provision for income taxes             196          0            167           0

Net loss                         $ -19,804  $ -13,711     $  -39,827 $   -30,608

Net loss per common share:

Net loss attributable to common
 shareholders                    $ -27,066  $ -19,754     $  -53,949 $   -42,604

Loss per common share            $   -0.72  $   -0.54     $    -1.44 $    -1.17

Weighted average shares
 of common stock                    37,417     36,756         37,347      36,552


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