Form 10-Q
period 1997-09-28
ENCORE COMPUTER CORP /DE/
filed 1997-11-12
CIK 764037

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-Q
(Mark One)
[  X  ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 28, 1997
                                         OR
[      ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from________ to _______.

                        Commission File No. 0-13576

                       ENCORE COMPUTER CORPORATION

          (Exact name of registrant as specified in its charter)
     Delaware                            04-2789167                   .
(State of Incorporation)           (I.R.S. Employer Identification No.)
  6901 West Sunrise Blvd
 Fort Lauderdale, Florida                         33313     .
 (Address of Principal Executive Offices)       (Zip Code)
      Telephone:  954-587-2900
          Securities registered pursuant to Section 12(g) of the Act:
                       Title of each class
                   Common Stock, par value $.01 per share
Indicate  by  check mark whether the registrant (1) has filed  all   reports
required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      X   Yes          No
The number of shares outstanding of the registrant's only class of Common Stock as of November 10, 1997 was 67,346,291.

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


ENCORE COMPUTER CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands except per share data)

                                   Three Months Ended         Six Months Ended
                                  Sept 28,   Sept 29,       Sept 28,   Sept 29,
                                    1997       1996           1997       1996
Net sales:
 Equipment                       $   3,834  $   8,558     $   11,428 $    21,680
 Service                             3,595      4,711         11,688      14,902
                                     7,429     13,269         23,116      36,582

Costs and expenses:
 Cost of equipment sales             4,840     10,918         18,138      21,872
 Cost of service sales               3,893      5,005         12,447      14,079
 Research and development            6,455      7,866         20,876      23,807
 Sales, General and Admin            6,743      7,760         21,961      24,292
  Total                             21,931     31,549         73,422      84,050

Operating loss                     -14,502    -18,280        -50,306     -47,468

 Int exp, princ related parties     -2,024       -911         -4,778      -2,149
 Interest income                        33         55             94         131
 Other (expense)/income, net          -118         87         -1,281        -171

Loss before income taxes           -16,611    -19,049        -56,271     -49,657

Provision for income taxes              27          0            194           0

Net loss                         $ -16,638  $ -19,049     $  -56,465 $   -49,657

Net loss per common share:

Net loss attributable to common
 shareholders                    $ -24,310  $ -25,707     $  -78,259 $   -68,311

Loss per common share            $   -0.65  $   -0.69     $    -2.09 $     -1.86

Weighted average shares
 of common stock                    37,560     37,009         37,419      36,704

The accompanying notes are an integral part of the condensed consolidated financial statements.


ENCORE COMPUTER CORPORATION
Condensed Consolidated Balance Sheets
(in thousands except share data)

                                                           Unaudited
                                                            Sept 28,    Dec 31,
                                                              1997       1996
ASSETS
Current assets:
 Cash and cash equivalents                                $    4,461 $     3,936
 Accounts receivable, less allowance                           7,927      14,970
 Inventories (Notes B and C)                                   7,711      13,896
 Prepaid expenses and other current assets                     1,122       1,409
  Total current assets                                        21,221      34,211

Property and equipment, net (Note B)                          29,438      33,376
Other assets                                                   1,300       1,669
  Total assets                                            $   51,959 $    69,256

LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
 Current portion of long term
  debt-related parties (Notes E and F)                    $   68,416 $    72,659
 Current portion of long term debt-other (Note E)                137         182
 Accounts payable and accrued liabilities (Note D)            31,534      28,665
  Total current liabilities                                  100,087     101,506

Long term debt-other (Note E)                                    381         476
Other liabilities                                              1,800       1,284
  Total liabilities                                          102,268     103,266

Capital Deficiency:
 Preferred stock, $.01 par value; authorized 10,000,000 shares:
  Series A Convertible Participating Preferred, issued
   73,641 shares in 1997 and 1996 (Note B)                         1           1
  6% Cumulative Series B Convertible Preferred, issued
   728,722 in 1997 and 1996, respectively, with an aggregate
    liquidation preference of  $72,872,200 (Note B)                7           7
  6% Cumulative Series D Convertible Preferred, issued
   1,115,074 in 1997 and 1996, respectively, with
   an aggregate liquidation preference  of $111,507,400           11          11
  6% Cumulative Series E Convertible Preferred, issued
   1,139,782 in 1997 and 1996, with an
   aggregate liquidation preference of $113,978,200               11          11
  6% Cumulative Series F Convertible Preferred, issued
   533,333 in 1997 and 1996, respectively, with
   an aggregate liquidation preference of $53,333,300              5           5
  6% Cumulative Series G Convertible Preferred, issued
   572,289 in 1997 and 1996, respectively, with
   an aggregate liquidation preference of $57,228,900              6           6
  6% Cumulative Series H Convertible Preferred, issued
   350,000 in 1997 and1996, respectively, with
   an aggregate liquidation preference of $35,000,000.             4           4
  6% Cumulative Series I Convertible Preferred, issued
   400,000 in 1997 with an aggregate liquidation preference
   of $40,000,000.                                                 4           4
 Common stock, $.01 par value; authorized 200,000,000 shares;
  issued 37,559,976 and 37,270,457 in 1997 and 1996,
  respectively  (Note B)                                         376         373
 Additional paid-in capital                                  487,227     447,068
 Accumulated deficit                                        -537,961    -481,496
  Total capital deficiency                                   -50,309     -34,006
  Total liabilities and capital deficiency                $   51,959 $    69,260


The accompanying notes are an integral part of the condensed consolidated financial statements.


ENCORE COMPUTER CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)



                                                            Nine Mos   Nine Mos
                                                             Ended       Ended
                                                            Sept 28,   Sept 29,
                                                              1997       1996

Cash flows from operating activities:

Net loss                                                  $  -56,465 $   -49,657

Adjustments to arrive at net cash used in operating activities:
 Depreciation and amortization                                 5,485       8,510
 Non cash compensation (Note F)                                    0         589
 Inventory obsolescence and writedown to lower of cost
  or market                                                      810       3,395
 Bad debt provision/(credit)                                     378          -1
Net changes in operating assets and liabilities:
 Accounts receivable                                           6,665      -3,684
 Inventories                                                   5,375     -13,181
 Prepaid expenses and other current assets                       287          60
 Other assets                                                     12          35
 Accounts payable and accrued liabilities                      2,706       3,042
 Other liabilities                                               516         169
  Net cash used in operating activities                      -34,231     -50,723

Cash flows from investing activities:
 Additions to property and equipment                          -1,190      -5,309
  Net cash used in investing activities                       -1,190      -5,309

Cash flows from financing activities:
 Net borrowings under revolving loan agreements               35,757      56,047
 Principal payments of long term debt                           -140        -127
 Preferred stock dividends paid                                    0          -2
 Issuance of common stock                                        329       1,095
  Net cash provided by financing activities                   35,946      57,013

Increase in cash and cash equivalents                            525         981

Cash and cash equivalents, beginning                           3,936       3,490

Cash and cash equivalents, ending                         $    4,461 $     4,471


The accompanying notes are an integral part of the condensed consolidated financial statements.


ENCORE COMPUTER CORPORATION
Condensed Consolidated Statements of Cash Flows


Supplemental disclosure of cash flow information (in thousands):

                                                            Nine Mos   Nine Mos
                                                             Ended       Ended
                                                            Sept 28,   Sept 29,
                                                              1997       1996

 Cash paid during the period for interest                 $       76 $        78

 Cash paid during the period for income taxes                  1,210          69



Non-cash investing and financing activities:

 Indebtedness exchanged for preferred stock               $   40,000 $    35,000









The accompanying notes are an integral part of the condensed consolidated financial statements.


ENCORE COMPUTER CORPORATION
Condensed Statements of Capital Deficiency
(in thousands except share data)

                                            Preferred Stock
                          Series A      Series B      Series D       Series E
                                  Par          Par            Par            Par
                          Shares  Val  Shares  Val    Shares  Val    Shares  Val
 Balance
  Dec 31, 1996            73,641   $1 728,722   $7 1,115,074  $11 1,139,782  $11

 Common stock options
  exercised,  $.69 to
  $1.56 per share              0    0       0    0         0    0         0    0

 Shares issued through employee
  stock purchase plan at a price of
  $1.17 per share              0    0       0    0         0    0         0    0
 Issuance of Series I
 Convert. Preferred
 Stock (Notes D and E)         0    0       0    0         0    0         0    0

 Net loss
 Bal Sep 28, 1997         73,641   $1 728,722   $7 1,115,074  $11 1,139,782  $11



The accompanying notes are an intergral part of the condensed consolidated financial statements.




                                            Preferred Stock
                          Series F      Series G      Series H       Series I
                                  Par          Par            Par            Par
                          Shares  Val  Shares  Val    Shares  Val    Shares  Val
 Bal Dec 31, 1996        533,333   $5 572,289   $6   350,000   $4         0   $0

 Common stock options
  exercised,  $.69 to
  $1.56 per share              0    0       0    0         0    0         0    0

 Shares issued through employee
  stock purchase plan at a price of
  $1.17 per share              0    0       0    0         0    0         0    0
 Issuance of Series I
 Convert. Preferred
 Stock (Notes D and E)         0    0       0    0         0    0   400,000    4

 Net loss
 Bal Sep 28, 1997        533,333   $5 572,289   $6   350,000   $4   400,000   $4









                        Common Stock
                                       Addt'l
                                  Par Paid-in          Accum       (Capital
                          Shares  Val Capital        Deficit           Def)
 Bal Dec 31, 1996     37,270,457 $373$447,068     ($481,496)      ($34,010)

 Common stock options
  exercised, $.69
 to $2.00/shar            58,848    1      59              0             60

 Shares issued through employee
  stock purchase plan at a price of
  $1.17 per share        230,671    2     267              0            269
  Issuance of Series I
  Convertible Preferred Stock
  (Notes D and E)              0    0  39,833              0         39,837

 Net loss                      0    0       0        -56,465        -56,465
 Bal Sep 28, 1997     37,559,976 $376$487,227     ($537,961)      ($50,309)


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

In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 128, Earnings per Share ("SFAS 128"). SFAS 128 specifies new standards for the computation, presentation and disclosure requirements for earnings per share ("EPS"). SFAS 128 is intended to improve the EPS information provided in financial statements by simplifying the existing computational guidelines by revising the disclosure requirements to provide more consistent and meaningful information and by increasing the comparability of EPS data on an international basis. SFAS 128 is effective for the financial statements issued for periods ending after December 15, 1997. The Company will adopt SFAS 128 effective December 31, 1997 and will restate EPS for all periods presented. In September 1997, the FASB issued Statement of Financial Account Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established standards of reporting and display of comprehensive income and its components. In September 1997, the FASB also issued Statement of Financial Account Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 established standards for reporting operating and geographic segments and the type and level of financial information to be discussed about those segments. Both SFAS 130 and SFAS 131 are effective for fiscal years beginning after December 15, 1997.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note E of Notes to Condensed Consolidated Financial Statements, the Company has borrowings under a $75,000,000 facility which matures November 30, 1997. Additionally, the Company does not have a committed source of financing to meet expected requirements over the next year. However, as discussed more fully in Note B of Notes to Condensed Consolidated Financial Statements, on July 17, 1997, the Company signed a definitive Asset Purchase Agreement with Sun Microsystems and Sun Microsystems International, B.V. On that same date, the Company also executed an agreement with Gould, pursuant to which the Company will use a portion of the proceeds to be received to (a) pay the principal amount of, and the accrued interest on, the Company's indebtedness to Gould and (b) redeem the Company's outstanding Preferred Stock, all of which is held by Gould and EFI. The closing of the asset purchase transaction is subject to, among other things, the approval of the Encore shareholders at a meeting which is will be held on November 24, 1997. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Net loss per common share was determined by dividing the net loss, as adjusted, by applicable shares outstanding. The loss was adjusted by the aggregate amount of dividends on the Company's preferred stock. Preferred stock dividends amounted to $7,671,500 and $21,796,600 for the three and nine month periods ended September 28, 1997, respectively. For the three and nine month periods ended September 29, 1996, preferred stock dividends amounted to $6,658,400 and $18,654,700, respectively. Based on the capital deficiency, the Company is precluded from paying dividends on its preferred stock outstanding. Accordingly, the Company has accumulated preferred stock dividends since July 15, 1996 amounting to $35,210,300. All preferred stock dividends other than those accumulated at September 28, 1997 have been paid in additional shares of the appropriate shares of stock.

B.  Asset Purchase Agreement with Sun Microsystems
On July 17, 1997, the Company signed a definitive Asset Purchase Agreement with Sun Microsystems and Sun Microsystems International, B.V. (collectively "SUN"). Pursuant to the terms of the Asset Purchase Agreement, Encore has agreed to sell to SUN substantially all of the assets associated with Encore's storage products business (the "Storage Products Business") for a purchase price of $185 million in cash of which $150 million is payable at closing and $35 million is payable on July 1, 1998 (the "SUN Transaction"). The assets associated with the Company's Storage Products Business being sold to SUN consist primarily of approximately $5,037,000 of net inventory, $27,325,000 of net book value of property, plant and equipment including land and buildings located in Fort Lauderdale and Melbourne, Florida, as well as approximately $300,000 of capitalized software purchased for internal use. On July 17, 1997, the Company also executed an agreement with Gould (the "Gould Agreement"), pursuant to which the Company will use a portion of the proceeds to be received at the closing to (a) pay the principal amount of, and the accrued interest on, the Company's indebtedness to Gould (the "Gould Debt"), which is estimated to be approximately $93.7 million at the time of closing, and (b) redeem the Company's outstanding Preferred Stock, all of which is held by Gould and EFI and which has an aggregate liquidation preference over the Common Stock of $411 million, for $60 million, of which $25 million will be paid in cash at the closing of the SUN Transaction and the balance will be paid by assigning to Gould the Company's right to receive the $35 million in proceeds from Sun on July 1, 1998. The closing of the SUN Transaction is subject to, among other things, the approval of the Encore shareholders at a meeting which is expected to be held on November 24, 1997

Additionally, the Gould Agreement provides for Gould, at its discretion, to convert all Series A and Series B Preferred Stock into Common Stock.
Kenneth G. Fisher, Chairman of the Board and Chief Executive Officer of Encore, may also convert the Series B Preferred Stock held by Indian Creek Capital, Ltd., a limited partnership of which Mr. Fisher is the managing general partner, into Common Stock. Any conversion by Gould is subject to, among other things, obtaining certain U.S. Government approvals. On October 30, 1997, Gould, having obtained all required U.S. Government approvals, converted all of its Series A and Series B Preferred Stock into Common Stock and Indian Creek Capital, Ltd. converted all of its Series B Preferred Stock into Common Stock. As a result, as of the record date of October 31, 1997, Gould owned 32,673,169 shares of Common Stock, representing 48.5% of the outstanding shares on that date. On the record date, Mr. Fisher, his wife and Indian Creek Capital, Ltd., owned a total of 5,003,944 shares of Common Stock, representing 7.4% of the outstanding shares on that date.

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

Following the Sun Transaction, Encore's only active business will be its real-time business. However, Encore believes there are opportunities for it to use experience gained in developing its real-time products and its storage products to create software which will enable various types of standard computer hardware to be operated in clusters to create large capacity, high reliability versions of the computer hardware. The Company expects to incur approximately $1,800,000 in legal, accounting and other fees and expenses associated with the Sun Transaction and approximately $22,000,000 in restructuring costs in connection with the Sun Transaction and organization and operation of the Company following the Sun Transaction. These restructuring costs include approximately $11,400,000 in employee severance and outplacement costs, $5,600,000 in retention and incentive bonuses payable to employees of the Company (including $4,600,000 pursuant to written agreements between the Company and each of approximately 49 employees and $1,000,000 to be paid to certain key employees in the discretion of management), approximately $4,500,000 in connection with the termination of certain office and equipment leases and approximately $500,000 in leasehold improvements at the Company's Fort Lauderdale facility to be leased from SUN.

For a more detailed description of the SUN Transaction and the Gould Agreement, refer to the Company's Definitive Proxy Statement dated October 31, 1997.

C. Inventories
Inventories consist of the following (in thousands):
                                                            Sept 28,    Dec 31,
                                                              1997       1996
Purchased parts                                           $    2,893 $     9,357
Work in process                                                3,897         306
Finished goods                                                   914       3,981
Loaned computer equipment and
 consignment inventory                                             7         252
  Total inventory                                         $    7,711 $    13,896

Storage Product inventory amounted to $3,363,000 and $9,169,000 at September 28, 1997 and December 31, 1996, respectively. On August 17, 1997, as discussed more fully in Note B, the Company executed a definitive Asset Purchase Agreement with SUN to sell the assets, products and technology related to the Company's Storage Products business.

D. Accounts Payable and Accrued Liabilities;
Accounts payable and accrued liabilities consist of the following (in thousands):
                                                            Sept 28,    Dec 31,
                                                              1997       1996
Accounts payable                                          $    4,063 $     4,976
Accrued salaries and benefits                                  4,760       4,034
Accrued interest-related parties                              16,322      11,614
Accrued taxes                                                    953       2,760
Deferred income, principally
 maintenance contracts                                         1,260         879
Other accrued expenses                                         4,176       4,402
  Total accounts payable and accrued liabilities          $   31,534 $    28,665

Accrued interest of $16,322,000 and $10,791,000 was payable to Gould at September 28, 1997 and December 31, 1996, respectively. Accrued interest on the previous refinancing ($823,000 at December 31, 1996) was being amortized over the term of the Credit Agreement. The balance remaining on March 19, 1997 was reversed.

E.  Debt
Debt consists of the following (in thousands):
                                                            Sept 28,    Dec 31,
                                                              1997       1996
Debt to unrelated parties:
 Mortgages payable                                        $      518 $       658
 Current portion of debt                                        -137        -182
  Total long term debt to unrelated parties               $      381 $       476
Debt to related parties:
 Credit agreement with Gould Electronics, Inc.            $   68,416 $    72,659
 Current portion of debt                                     -68,416     -72,659
  Total long term debt to unrelated parties               $        0 $         0

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

On March 19, 1997, Gould as authorized by Japan Energy Corporation, agreed to cancel $40,000,000 of indebtedness pursuant to their loan agreement (the "Credit Agreement") in exchange for the issuance to Gould of 400,000 shares of the Company's Series I Convertible Preferred Stock ("Series I"), as discussed in more detail in Note F of Notes to Condensed Consolidated Financial Statements. The Company and Gould also agreed to amend the Credit Agreement to (i) reduce the maximum amount which can be borrowed by the
Company from $80,000,000 to $50,000,000, and (ii) provide that any borrowings in excess of $41,915,869 (the principal amount outstanding on March 19, 1997 after giving effect to the exchange of indebtedness for shares of Series I) may be made only at the discretion of Gould. On October 8, 1997 Gould agreed to amend the Credit Agreement to increase the maximum amount which can be borrowed by the Company to $75,000,000. All borrowings after October 8, 1997 in excess of the $70,238,933 of indebtedness then outstanding may be made only at the discretion of Gould. All borrowings under the Credit Agreement, plus accrued interest, are due and payable on November 30, 1997. In the event of default, the rate of interest to be applied will immediately increase by an additional 2%. As of November 10, 1997 the Company owed to Gould $75,858,672 under the Credit Agreement, plus $17,331,990 in accrued interest.

The credit facility bears interest at the prime rate plus 2% (10.5% at September 28, 1997). As of September 28, 1997, Encore owed to Gould $68,416,000 in principal, plus $16,322,000 in accrued interest. Borrowings are collateralized by substantially all of the Company's tangible and intangible assets and the agreement contains various covenants including maintenance of cash flow, leverage and tangible net worth ratios and limitations on capital expenditures, dividend payments and additional indebtedness. Gould has indicated it will not waive any covenants in the event of non-compliance. As of September 28, 1997, the Company is not in compliance with any covenants except capital expenditures.

In connection with the various exchanges of indebtedness for preferred stock discussed herein, the United States Defense Investigative Service ("DIS") has reviewed the relationship between the Company and the Japan Energy Group under revised government requirements relating to foreign ownership, control and influence. Given the current requirements in the National Industrial Security Program Operating Manual ("NISPOM"), DIS has decided to replace the previous method of negation of Foreign Ownership Control and Influence, accomplished by Board Resolution, with a more detailed Security Control Agreement as prescribed by DIS in the NISPOM, which is currently being drafted by the Company's counsel.

The Company and Gould Electronics Inc. have been advised by DIS that the conversion to be done in conjunction with the Asset Purchase Agreement of Gould's Series A and Series B Preferred Stock will not adversely affect the Company's facility security clearance, provided Gould's commitment not to vote its common stock for matters other than the approval of the Asset Purchase Agreement and the election of directors of the Company, a majority of whom will be Gould designees, is met. Gould is continuing discussions with DIS concerning the formation of a plan acceptable to DIS to address the issue of Foreign Ownership, Control and Interest ("FOCI") presented by the majority of directors being representatives of a foreign interest, Gould Electronics Inc.

F.  Shareholder' Equity
As discussed in more detail in Note E of Notes to Condensed Consolidated Financial Statements, on March 19, 1997 Gould canceled $40,000,000 of indebtedness in exchange for 400,000 newly-issued shares of Series I. The principal terms of the Series I are as follows:

(a) holders of such shares are entitled to receive, when, as and if declared by the Company's board of directors, an annual dividend per share equal to $6.00; provided, however, that if the number of authorized shares of common stock of Company is not increased to at least 300,000,000 on or prior to July 15, 1997, then such dividend per share is increased to $10; and, further provided, that if the number of shares of authorized common stock of the Company is increased to at least 300,000,000 at any time after July 15, 1997, then such dividend per share is decreased from $10 to $6.

However, pursuant to the Gould Agreement dated July 17, 1997, as discussed in Note B of the Notes to Condensed Consolidated Financial Statements, the Company's outstanding Preferred Stock held by Gould and EFI, which has an aggregate liquidation preference over the Common Stock of $411 million, will be redeemed for $60 million upon the closing of the SUN Transaction. As a result, the necessity to increase the authorized shares of common stock of the Company will no longer be required upon the closing of the SUN Transaction.

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

Upon completion of the Series I transaction, Japan Energy Group's beneficial ownership, on a fully converted basis, increased to 82.9%.

The completion of these transactions had the following effect on the Company's financial statements:

(i) shareholders' equity increased by $39,833,000 as follows:

Reduction of debt                                         $   40,000
Less:
 Par value of shares issued                                       -4
 Reversal of accrued interest on previous
  recapitalizations                                              283
 Accrued interest on remaining Gould indebtedness for the
  remaining term of the agreements                              -446
Increase in addtional paid-in capital                     $   39,833
During the nine months ended September 29, 1996, options granted to certain officers and employees of the Company were scheduled to expire if not exercised. However, at the time the options were scheduled to expire the Company's policy on insider trading effectively prevented the officers from exercising the options. Accordingly, the Board of Directors approved an extension of the expiration date until January 21, 2000. The extension was treated as a cancellation of the old options and a grant of new options in the same amount at the same exercise price. A non-cash non-recurring compensation charge of $589,000 was recorded in connection with the extension of the expiration date of the stock options.

Item 2
                    Management's Discussion and Analysis
              of Financial Condition and Results of Operations
           for the Three and Nine Months Ended September 28, 1997
       Compared to the Three and Nine Months Ended September 29, 1996

The following is management's discussion and analysis of the financial condition and the results of operations of Encore Computer Corporation
("Encore"  or  the  "Company") for the three and nine  month  periods  ended
September  28,  1997  compared to the three and  nine  month  periods  ended
September 29, 1996. The Company's net loss for the three and nine months ended September 28, 1997 was $16,638,000 and $56,465,000, respectively, compared to the net loss for the same periods of 1996 of $19,049,000 and $49,657,000, respectively. The decreased loss for the three month period of 1997 compared to the same period in 1996 is due principally to lower labor costs, reduced development material costs and lower commissions due to the decline in sales. The increased loss for the nine month period of 1997 compared to the same period in 1996 is attributable to lower revenues and gross margins as potential customers continue to express concerns over the Company's financial condition.

RESULTS OF OPERATIONS:
Total net sales for the three and nine month periods of 1997 decreased 44% and 37%, respectively, to $7,429,000 and $23,116,000 from $13,269,000 and
$36,582,000 for the three and nine month periods of 1996. International net sales declined to $4,281,000 and $12,723,000 for the three and nine month periods ended September 28, 1997, respectively, representing a decrease of 52% and 39% from the three and nine month periods ended September 29, 1996. International sales for the three and nine months ended September 28, 1997 were 58% and 55%, respectively, of total net sales as compared to 67% and 57% for the same periods in 1996.

During the three and nine month periods ended September 28, 1997, equipment sales decreased $4,724,000 or 55% and $10,252,000 or 47%, respectively, from the same periods of 1996. Net Storage Product sales were $1,517,000 and $3,762,000 for the three and nine month periods ended September 28, 1997, respectively, including the reversal of $1,154,111 in the nine month period, associated with international installations which have been returned, compared to storage product sales of $3,035,000 and $5,960,000 for the same periods of 1996. Sales of the Company's real-time products declined by $3,206,000 and $8,054,000, or 58% and 51%, in the three and nine month periods ended September 28, 1997, respectively, from the three and nine month periods ended September 29, 1996.

For the three and nine month periods ended September 28, 1997, service sales declined $1,116,000 or 24%, and $3,214,000 or 22%, respectively, from the same periods of 1996. Continued declining service revenues reflect the effect on the service business of (i) the Company's prolonged decline in equipment sales, (ii) the price competitiveness of the marketplace, (iii) the completion of long running government programs and subsequent deinstallation of systems and (iv) longer warranty periods for equipment sales required to compete in the storage marketplace.

Cost of equipment sales for the three and nine month periods of 1997 decreased 56% and 17% from the three and nine month comparable periods of 1996, a decrease of $6,078,000 and $3,734,000, respectively, due principally to lower revenues. As a percentage of net equipment sales, 1997 cost of equipment sales for the three and nine month periods were 126% and 159%, respectively, compared to 128% and 101% for the three and nine month periods of 1996, respectively. These increases are the result of (i) continued heavy discounting of Storage Products in an effort to penetrate the marketplace, (ii) under utilization of manufacturing capacity, (iii) higher warranty costs associated with the Storage Product and (iv) the Company's policy of not reversing cost of sales on returned equipment.

Cost of service sales for the three and nine month periods ended September 28, 1997 decreased from the comparable periods of 1996 by $1,112,000 or 22%, and $1,632,000 or 12%. All service sales are derived from installed real-time products and the cost structure within the service department is highly variable due to the utilization of service partners. While the real-time service business continues to be profitable, service margins were reduced for investments in various programs and infrastructure necessary to support the Storage Product line. For the three and nine month periods ended September 28, 1997, this investment was $1,643,000 (46% of service sales) and $4,954,000 (42% of service sales), respectively. Cost of service sales associated with real-time services was $2,250,000 (63% of service sales) and $7,493,000 (64% of service sales) for the three and nine month periods ended September 28, 1997.

Research and development costs for the three and nine month periods ended September 28, 1997, decreased from the comparable periods of 1996 by
$1,411,000 or 18%, and $2,931,000 or 12%, respectively . The decrease in 1997 spending is attributable to lower labor costs and reduced development material costs. However, as a percentage of net sales, research and development expenses were 87% and 90% for the three and nine month periods ended September 28, 1997, compared to 59% and 65% for the comparable periods of 1996. The Company expects research and development spending in the near term, to remain relatively constant.

Selling, general and administrative expenses decreased by $1,017,000 or 13%, and $2,331,000 or 10% for the three and nine month periods of 1997 when compared to 1996. The decrease is attributable to lower labor costs in the administration functions and lower commissions due to the decline in sales. As a percentage of net sales, selling, general and administrative costs continue to remain high, 91% and 95% for the three and nine months ended September 28, 1997 compared to 58% and 66% for the comparable periods of 1996.

Interest expense for the three and nine month periods ended September 28, 1997 increased from 1996 levels by $1,113,000 and $2,629,000, reflecting the Company's higher debt level during 1997 due to the timing and value of the various recapitalizations occurring in both years.

Other expense for the three and nine month periods ended September 28, 1997 increased $205,000 and $1,110,000 from the same periods in 1996 due to higher foreign exchange losses.

LIQUIDITY AND CAPITAL RESOURCES:
During the past five years, the Company has incurred significant operating losses and has been unable to generate cash flows from operating activities. Cash used in operating activities for the first nine months of 1997 amounted to $34,231,000 compared to $50,723,000 for the same period in 1996.

During the nine month period ended September 28, 1997, cash used in operating activities decreased by $16,492,000 when compared to the nine month period ended September 29, 1996. For the nine month period ended September 28, 1997, the net loss, as adjusted for non cash items, exceeded the net loss for the comparable period of 1996 by $12,628,000. Accounts receivable and inventories decreased $6,665,000 and $5,375,000, respectively, in the first nine months of 1997, while in 1996, the Company invested heavily in inventories to improve Storage Product availability, increasing inventory by $13,181,000. Accounts payable and accrued liabilities increased $2,706,000 during the first nine months of 1997. In the first nine months of 1996, accounts payable and accrued liabilities increased $3,042,000.

Expenditures for property and equipment for the nine months ended September 28, 1997 and September 29, 1996 were $1,190,000 and $5,309,000, respectively. Spare parts required to support customer installations accounted for 89% of total property and equipment spending in the first nine months of 1997. As of September 28, 1997, there were no material commitments for capital expenditures.

Cash used in operating and investing activities during the nine month periods of 1997 and 1996 was principally offset by cash provided through financing activities of $35,946,000 and $57,013,000, respectively. The principal source of financing has been through various agreements provided by the Japan Energy Group. As discussed in Notes E and F of Notes to
Condensed Consolidated Financial Statements, on March 19, 1997, Gould as authorized by Japan Energy Corporation, agreed to cancel $40,000,000 of indebtedness pursuant to their loan agreement (the "Credit Agreement") in exchange for the issuance to Gould of 400,000 shares of the Company's Series I Convertible Preferred Stock ("Series I"), as discussed in more detail in Note F of Notes to Condensed Consolidated Financial Statements. The Company and Gould also agreed to amend the Credit Agreement to (i) reduce the maximum amount which can be borrowed by the Company from $80,000,000 to $50,000,000, and (ii) provide that any borrowings in excess of $41,915,869 (the principal amount outstanding on March 19, 1997 after giving effect to the exchange of indebtedness for shares of Series I) may be made only at the discretion of Gould. Through October 8, 1997 Gould agreed to amend the Credit Agreement to increase the maximum amount which can be borrowed by the Company to $75,000,000. All borrowings after October 8, 1997 in excess of the $70,238,933 of indebtedness then outstanding may be made only at the discretion of Gould. All borrowings under the Credit Agreement, plus accrued interest, are due and payable on November 30, 1997. In the event of default, the rate of interest to be applied will immediately increase by an additional 2%. As of November 10, 1997 the Company owed to Gould $75,858,672 under the Credit Agreement, plus $17,331,990 in accrued interest.

On July 17, 1997, the Company signed a definitive Asset Purchase Agreement with Sun Microsystems and Sun Microsystems International, B.V. (collectively "SUN"). Pursuant to the terms of the Asset Purchase Agreement, Encore has agreed to sell to SUN substantially all of the assets associated with Encore's storage products business (the "Storage Products Business") for a purchase price of $185 million in cash, of which $150 million is payable at closing and $35 million is payable on July 1, 1998 (the "SUN Transaction"). The assets associated with the Company's Storage Products Business being sold to SUN consist primarily of approximately $5,037,000 of net inventory, $27,325,000 of net book value of property, plant and equipment including land and buildings located in Fort Lauderdale and Melbourne, Florida, as well as approximately $300,000 of capitalized software purchased for internal use. On July 17, 1997, the Company also executed an agreement with Gould, pursuant to which the Company will use a portion of the proceeds to be received at the closing to (a) pay the principal amount of, and the accrued interest on, the Company's indebtedness to Gould (the "Gould Debt"), which is estimated to be approximately $93.7 million at the time of closing, and (b) redeem the Company's outstanding Preferred Stock, all of which is held by Gould and EFI and which has an aggregate liquidation preference over the Common Stock of $411 million, for $60 million, of which $25 million will be paid in cash at the closing of the SUN Transaction and the balance will be paid by assigning to Gould the Company's right to receive the $35 million in proceeds from Sun on July 1, 1998. The closing of the SUN Transaction is subject to, among other things, the approval of the Encore shareholders at a meeting to be held on November 24, 1997.

In a letter to the Company dated July 17, 1997, Gould confirmed that it was not obligated to provide any additional financing to Encore but that so long as Gould was convinced that the SUN Transaction would take place, it was likely that Gould would continue to provide financing to Encore but only to the extent absolutely necessary to enable the SUN Transaction to be consummated. However, if either (i) a meeting of the Encore stockholders for the purpose of voting upon the SUN Transaction is held, but the vote required to approve the transaction is not obtained, or (ii) a meeting of the Encore stockholders for the purpose of voting upon the SUN Transaction is not held by November 30, 1997, the letter stated that Gould would not provide any financing to Encore after the day of the meeting of Encore stockholders (or after November 30, 1997, if the meeting is not held by that date). If the vote required to approve the SUN Transaction is not obtained, the Company will be unable to continue its normal operations, and will have no alternative to liquidation. For a more detailed description of the SUN Transaction and the Gould Agreement, refer to the Company's Definitive Proxy Statement dated October 31, 1997.

The Company expects to incur approximately $1,800,000 in legal, accounting and other fees and expenses associated with the Sun Transaction and approximately $22,000,000 in restructuring costs in connection with the Sun Transaction and organization and operation of the Company following the Sun Transaction. These restructuring costs include approximately $11,400,000 in employee severance and outplacement costs, $5,600,000 in retention and incentive bonuses payable to employees of the Company (including $4,600,000 pursuant to written agreements between the Company and each of approximately 49 employees and $1,000,000 to be paid to certain key employees in the discretion of management), approximately $4,500,000 in connection with the termination of certain office and equipment leases and approximately $500,000 in leasehold improvements at the Company's Fort Lauderdale facility to be leased from SUN. After payment of the Gould Debt, indebtedness to trade and other creditors, SUN Transaction costs, restructuring costs and the portion of the redemption price of the Gould Preferred Stock which is payable in cash at the closing, approximately $7,100,000 (including $4,300,000 in cash) are expected by Encore to constitute net proceeds from the SUN Transaction, which will be available to Encore as working capital to fund its operations following the SUN Transaction.

Following the Sun Transaction, Encore's only active business will be its real-time business. However, Encore believes there are opportunities for it to use experience gained in developing its real-time products and its storage products to create software which will enable various types of standard computer hardware to be operated in clusters to create large capacity, high reliability versions of the computer hardware. The Company's Board of Directors has begun to study the options which will be available to Encore following the SUN Transaction. Those options will include (i) continuing, and attempting to expand, its real-time business, (ii) entering into the business of developing software for clustering various types of computer hardware using Microsoft's Window NT, or (iii) selling the real-time business and distributing to the Company's common stockholders both the net proceeds of the sale of the real-time business and the proceeds of the SUN Transaction which remain after the restructuring costs and payments to Gould. Factors the Board of Directors will consider in deciding what the
Company should do will include, among other things, (a) the actual and projected revenues and cash flows from continuing and expanding its real-time business, (b) the anticipated costs of developing clustering software,
(c) the likelihood Encore would be able to distribute clustering software in a manner which would generate significant revenues and profits, (d) the amount of the proceeds of the SUN Transaction which are likely to be available to support future Encore activities, (e) the Company's ability to obtain debt or equity financing for future activities, (f) the price for which Encore's real-time business, and possibly other technology owned by Encore, could be sold and (g) any other factors which, in the judgment of the Company's Board of Directors, may bear upon what future course is likely to be most beneficial to the Company and its stockholders.

                         Part II - Other Information




Item 4.  Submission of Matters to a Vote of Security Holders
Item 6.  Exhibits and Reports on Form 8-K
   (a)   Exhibits required by Item 601 of Regulation S-K

         Exhibit No. 11 - Statement re: computation of per share earnings. See page 23.

         Exhibit  No. 27 - Financial Data Schedule.  See page 24.

   (b)   Reports on Form 8-K
         No reports on Form 8-K were filed by the Company during the quarter ended September 28, 1997.





                         Encore Computer Corporation





                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Encore Computer Corporation


                          _________________             _______________
Date:  November 12, 1997  KENNETH G. FISHER             EDWARD J. BAKER
                          Chairman  of the Board        Corporate Controller
                          and Chief Executive Officer   Secretary
                                                        Chief Accounting Officer