Form 10-K
period 1997-12-31
ENCORE COMPUTER CORP /DE/
filed 1998-04-21
CIK 764037

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                             FORM 10K

(MARK ONE)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the Fiscal Year Ended December 31, 1997

                                OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the Fiscal Year Ended December 31, 1997

                           Commission File No. 0-13576

                           ENCORE COMPUTER CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                 04-2789167
   ------------------------                  --------------------------
   (State of Incorporation)                  (I.R.S. EMPLOYER I.D. NO.)



      6901 WEST SUNRISE BOULEVARD
       FORT LAUDERDALE, FLORIDA                           33313
----------------------------------------                ----------
(Address of Principal Executive Offices)                (Zip Code)



Telephone: (954) 316-4400

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

Aggregate market value, as of April 13, 1998 of Common Stock held by non-affiliates of the registrant: $20,023,420.

The number of shares outstanding of the registrant's only class of Common Stock as of April 13, 1998 was 67,447,309


                                               PART OF DOCUMENT
DOCUMENTS INCORPORATED BY REFERENCE:        IN WHICH INCORPORATED
                                            ---------------------

A list of all exhibits to this Form 10-K is on Page 52.

PART I

ITEM 1   BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

Encore Computer Corporation ("Encore" or the "Company"), founded in 1983, designs, manufactures, distributes and supports scalable real-time computer systems. Headquartered in Fort Lauderdale, Florida, the Company sells its products direct and through distributors in the United States, Canada, Europe and the Far East.

In 1989, Encore acquired the assets and assumed the liabilities of the Gould Electronics Inc. Computer Systems Division (the "Computer Systems Business"), a business that was significantly larger than the Company itself. Since 1989, Japan Energy Group and its wholly owned subsidiaries, Gould Electronics Inc. ("Gould") and EFI International Inc. ("EFI"), have been the principal source of the Company's financing by either directly providing or guaranteeing the Company's loans. Since late 1996 however, the credit agreements did not provide committed financing to the Company and all financing was solely at Gould's discretion.

From 1989 through November 1997, the Company borrowed a total of $418 million from Japan Energy Group (consisting of Japan Energy Corporation ("JEC"), EFI and Gould), investing heavily in research and development activities to integrate both businesses' technologies into a single, high performance open system architecture. In 1994, the Company announced its Infinity SP Universal Storage Processor with DataShareTM Facilities to establish a presence in the multibillion dollar storage marketplace. However, the Company was unable to penetrate the storage marketplace utilizing its direct sales and distributor sales approach and was unsuccessful in attracting OEM partners to provide the necessary distribution channels. As a result, the Company continued to incur losses.

As more fully discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes to Consolidated Financial Statements, on November 24, 1997, pursuant to an Asset Purchase Agreement dated as of July 17, 1997 (the "Agreement"), the Company sold substantially all of the assets associated with its storage product business to Sun Microsystems, Inc., ("Sun") (the "Sun Transaction"). The Agreement had contemplated that the aggregate consideration to be paid to the Company by Sun for such assets was to be $185 million, of which $150 million in cash was to be paid at the closing and $35 million was to be payable on July 1, 1998 (the "Second Payment"). Pursuant to a Modification Agreement dated November 24, 1997, Sun paid to Encore $151,168,227 at the closing, reflecting additional amounts paid for certain finished storage product units, offset by certain liabilities assumed by Sun, not contemplated in the Agreement.

At the closing of the Sun Transaction, Sun and Encore entered into a Technology License Agreement pursuant to which Sun granted to Encore a non-exclusive, non-transferable, royalty free, worldwide license in the intellectual property sold to Sun as part of the storage products business to create and distribute real-time products based on the intellectual property for use by Encore in its real-time business, subject to certain limitations, but not for any other purpose. Encore also agreed not to use the intellectual property in any storage products or to compete with Sun's storage products business, and to grant to Sun a non-exclusive, royalty-free, paid up, non-terminable, worldwide license in any derivative works created by Encore derived from the intellectual property, so long as Sun does not use this grant back license to create or distribute real-time products.

The Company's real-time computer systems are used for the acquisition, processing and interpretation of data primarily in three market niches: (i) simulation; (ii) energy; and (iii) transportation. Sales of real-time products and services were approximately $25 million in fiscal 1997, and accounted for approximately 84% of Encore's net sales in fiscal 1997. However, sales of real-time products continue to decline as certain of the Company's traditional products have reached the end of their product life cycle. Additionally, real-time service sales continue to decline as a result of (i) the Company's prolonged decline in equipment sales, (ii) the price competitiveness of the marketplace, (iii) the completion of long running government programs and (iv) subsequent deinstallation of systems.

The newest real-time product is the Infinity /TM/. The performance features of the Infinity /TM/, based on scalable system elements, along with the Company's reputation in real-time computing have captured the attention of many of its traditional customers. The Infinity /TM/ has significant price performance advantages in the real-time market. This, coupled with Encore's proprietary software, yields highly deterministic open systems solutions. These solutions range from Encore's traditional markets in simulation, energy, and data acquisition to newly developed market opportunities in transportation and process control.

Approximately 21% of 1997 revenues, and approximately 23% of 1997 real-time revenues, were derived through sales to various U.S. government agencies. Certain of these agencies, such as the Department of Defense, are precluded from awarding contracts which require access to classified information to foreign owned or controlled companies. As discussed more fully in Management's Discussion and Analysis of Financial Condition and Results of Operations, on November 24, 1997, in conjunction with the Sun Transaction, Gould converted its Series A and Series B Preferred Stock to Common Stock and all other series of Preferred Stock were retired. As a result, JEC beneficially owns 48.4% of the Company's common stock. Gould also holds four of the six seats on the Company's Board of Directors. In light of limitations on the ability of certain U.S. government agencies to transact business with foreign owned or controlled companies, Encore and JEC have proactively worked to comply with all U.S. requirements. The United States Defense Investigative Service ("DIS") has accepted the changes in the Company's ownership and control in conjunction with the Sun Transaction.

When the Company completed the sale of its storage products business, the Board of Directors decided the Company should, at least until the Board's January 1998 meeting, (a) explore the possibility of attempting to develop and market clustering software in a Windows NT environment for various types of computer hardware, and (b) explore the feasibility of continuing, and attempting to expand, its real time computer systems business. In January 1998, the Board of Directors (i) decided the Company should discontinue its efforts to develop clustering technology in a Windows NT environment for various types of computer hardware resulting in a termination charge of $743,500 and (ii) authorized the Company to retain an investment banker to try to find a purchaser for its real time computer systems business.

On March 2, 1998, the Company signed a letter of intent to sell its real time computer systems business to Gores Technology Group. That transaction is subject to completion by Gores of due diligence and to negotiation and execution of definitive agreements. If agreements are signed, the transaction will be subject to approval by the Company's shareholders. If the Company sells its real time computer systems business to Gores or to any other purchaser, the Company no longer will have any business operations. Therefore, if the Company's shareholders are asked to approve a sale of the real time computer systems business, they almost surely will also be asked to approve a liquidation of the Company and a distribution of the Company's remaining assets to the shareholders.

At December 31, 1997, the Company had total assets of $37,451,000, including restricted cash of $14,083,000, and cash and cash equivalents of $14,544,000 and had liabilities of $57,097,000, including $13,655,000 of estimated severance costs and other costs related to the sale of the Company's storage products business and the $35,000,000 payable to Gould. The assets of the Company available for distribution to shareholders on liquidation would be (i) the Company's assets, plus the Second Payment net of any set off (see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note B of Notes to Consolidated Finanial Statements), less its liabilities, at December 31, 1997, plus or minus (ii) the Company's net positive or negative cash flow between January 1, 1998 and the date of the liquidation (including any amount by which the severance and other costs related to the sale of the storage products business paid after December 31, 1997 are greater or less than the estimated amount reflected on the Company's December 31, 1997 balance sheet), minus (iii) the termination charge of $743,500 related to the Board's decision to discontinue efforts to develop clustering software in a Windows NT environment, plus or minus (iv) the gain or loss from the sale of the Company's real time computer systems business, minus (v) costs of the liquidation and reserves for any contingent liabilities, including any pending litigation (See
Item 3-Legal Proceedings).


(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company operates in a single industry segment as described in Item 1(c) below. Certain required segment information related to the Company's financial operations for the last three years is included in Note L of Notes to Consolidated Financial Statements.


(C) NARRATIVE DESCRIPTION OF THE BUSINESS

The Company operates in various market niches of a single industry segment, the information technology industry, which includes the design, manufacture, sale and service of computer systems, software and other related equipment on a worldwide basis.

PRINCIPAL MARKETS
REAL-TIME  MARKETS

The Company's real-time computer systems, the Infinity R/T (TM) Family, are used for the acquisition, processing and interpretation of data primarily in three market niches; (i) simulation, (ii) energy and (iii) transportation.

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

Within the transportation market niche, the Company's products are installed in a variety of rapid transit/metro rail and marine transportation applications. Strategically, the Company has been focusing on other developing niches within this marketplace including intelligent vehicular highway systems .

The Company's real-time customers include original equipment manufacturers
(OEMs) and systems integrators who combine Encore products with other hardware and/or application software for resale to end users. The Company also sells its products to end users who require a compatible range of high performance systems which are used as the basis for major internal installations.

The Encore customer base in the real-time market place is technology and life cycle cost driven and constantly in need of increased performance at lower costs. The Company's sales efforts in the real-time market have been concentrated on system sales, including continued demand for upgrades and spare parts as well as ongoing maintenance.

PRINCIPAL PRODUCTS
Encore offers two principal families of computer systems targeted at the real-time computing marketplace of the information technology industry discussed above. These product families are the Infinity R/T (TM) Series and the RSX systems.

INFINITY R/T (TM)
The Encore Infinity R/T (TM) offers high performance real-time solutions with the latest in processor technology. The Infinity R/T is specifically designed to incrementally migrate CONCEPT/32 legacy applications to an open systems environment by maintaining object code and bus compatibility.

The Infinity R/T (TM) Model 500 Modular Computing Family is Encore's entry level PCI bus based system, powered by Digital Equipment Corporation's Alpha (R) and/or Intel Corporation's Pentium processor. This provides unprecedented modularity and flexibility with tremendous price/performance leadership. The Infinity R/T (TM) Model 400 Family of systems is comprised of state-of-the-art departmental and enterprise Symmetrical multi-processing computers, powered by

Digital's Alpha micro-processors and is based on the latest PCI bus technology. Encore's Real-Time software and hardware enables users to derive ultra high performance without sacrificing the Real-Time requirements of low latency, high determinism and fast I/O response. Both models are compatible with Encore's new PCI Reflective Memory subsystem that provides high-speed R/T (TM) connectivity for up to 256 clustered nodes.

RSX SYSTEM
Encore's RSX computer is a RISC processor with dual high- performance modes of operation, RISC and CONCEPT/32 compatability. Innovations such as large multiported Direct Mapped Cache (DMC), separate real-time I/O bus, and state-of-the-art RISC technology enhance Encore's proven real-time capabilities. RSX serves as a perfect 'bridge' enabling Encore CONCEPT/32 users to move to the price/performance advantages of RISC technology without requiring any changes to current software.

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

The Company provides a standard product warranty on its computer systems for parts and labor which generally extends ninety days from the date of installation.

SALES AND DISTRIBUTION

Encore uses multiple channels of distribution to sell its products. The primary channel for real-time system sales has been its direct sales force located in the United States, Canada and Western Europe. The Company also has other arrangements with distributors throughout the world.

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

During the years reported, the Company has not been dependent upon any one customer for a material part of its business with no single customer accounting for more than 10% of its sales. However, in fiscal 1997, 1996 and 1995, approximately 21%, 22%, and 24%, respectively, of its sales, and approximately 23%, 26% and 24%, respectively, of its real-time sales, were derived either directly or indirectly from various United States government agencies. None of the Company's contracts with United States government agencies are subject to the renegotiation of profits or termination at the election of the government.

RESEARCH AND DEVELOPMENT
REAL -TIME

Encore's research and development strategy is defined around the following targets of opportunity:

     -Encore's  existing customer base: "Systems,  SEL,  Gould"  -
      simulation, telemetry, energy and transportation.
     -Digital  Equipment Corporation customers who need  real-time capabilities, integration and high speed interconnectivity:
          - Digital UNIX real-time enhancements
          - Real-time option modules
          - VME Alpha (R) Systems
          - Deterministic SMP Alpha (R) Systems
          - High Speed Clustering

     -Other opportunities in which high speed interconnectivity of systems (extreme low latency and greater throughput than networking) is a critical aspect of the application.

The Company has a long history of proprietary design (SEL, Concept, RSX, Encore 91/93) and a large installed base. In real- time/technical computing, the key trend of the 90s has been to utilize PC and PC-bus technologies because of their price and performance advantages. The traditional competition has not reacted to this trend and has lost major market share by continuing to do proprietary designs. The new competition is made up of UNIX Servers and PCUs augmented with third party offerings to provide reasonable real-time capabilities. Encore seeing this trend has implemented a research and development strategy in which we utilize industry standard technology (Pentium Pro, Alpha (R), UNIX, Windows NT, PC buses, etc.). Encore's value-add is that the Company has developed a set of real-time software, scaling technologies, cluster interconnects, real-time options, and third party integration to provide true real-time capabilities while maintaining industry price and performance curves.

Because Encore's value-adds have been developed as layered products, which sit above industry solutions, they are quickly ported to the diverse and ever changing technology. Therefore, the Company's products avoid the classic lag time associated with adding real-time capabilities to the industry's leading technology.

MANUFACTURING AND RAW MATERIALS
The Company's ISO 9002 certified manufacturing operation was sold to Sun Microsystems as part of the Sun Transaction. Pursuant to the "At Will Shared Services Agreement" dated November 24, 1997, Sun agreed, among other things, to provide manufacturing support to Encore through February 28, 1998.

The Company's current manufacturing operation, which has been integrated into the Fort Lauderdale headquarters, consists primarily of the assembly and integration of purchased parts, components, and subassemblies into computer systems. All printed circuit board assembly is currently outsourced to various manufacturing vendors. Each vendor must meet ISO 9002 certification to be eligible to manufacture for the Company. All peripherals are purchased from third party vendors. Extensive testing and burn in is performed at the board, component and sub-assembly level and at final systems integration.

Encore's products are comprised of a wide variety of electronic and mechanical components, raw materials and supplies. The Company relies heavily on external sources of supply for these items as well as for other supplies and services. Neither the Company's customers nor its vendors require Encore to carry significant amounts of inventory to meet rapid delivery requirements or to assure itself of a continuous allotment of goods from suppliers. The Company has developed multiple commercial sources for most components and raw materials used in the manufacture of its computer systems. However, because of the attractiveness of employing the latest technology in its product line, Encore does utilize several single source vendors for certain critical components in the Infinity R/T (TM) product line. While delays in delivery of such single source components could cause unplanned delays in the shipment of certain products, at this time, the Company has no reason to believe any of its single source vendors present a serious business risk to the Company.

COMPETITION
The computer industry is intensely competitive and is characterized by rapid technological advances, decreasing product life cycles and price reductions. The principal competitive factors are total system performance and functionality, quality, reliability, price, compatibility/connectivity to other vendors' systems, along with long term service and support.

The primary competitors in the Company's real-time market are established companies, such as Concurrent Computer Corporation, Digital Equipment Corporation and Silicon Graphics.

Many of Encore's competitors have greater financial, technical, and marketing resources than Encore. In some cases, this places the Company at a disadvantage.

PATENTS AND LICENSES
At the closing of the Sun Transaction, Sun and Encore entered into a Technology License Agreement pursuant to which Sun granted to Encore a non-exclusive, non-transferable, royalty free, worldwide license in the intellectual property sold to Sun as part of the storage products business to create and distribute real-time products based on the intellectual property for use by Encore in its real-time business, subject to certain limitations, but not for any other purpose. Encore also agreed not to use the intellectual property in any storage products or to compete with Sun's storage products business, and to grant to Sun a non-exclusive, royalty-free, paid up, non-terminable, worldwide license in any derivative works created by Encore derived from the intellectual property, so long as Sun does not use this grant back license to create or distribute real-time products.

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

EMPLOYEES
As of December 31, 1997, Encore had 121 full-time employees engaged in the following activities:

                                              EMPLOYEES
                                              ---------
Customer Service                                  29
Manufacturing                                     10
Research and Development/Custom Products          29
Sales and Marketing                               30
General and Administrative                        23
                                                 ---
Total                                            121
                                                 ===

The Company's future success will depend in large part on its ability to attract and retain highly skilled and motivated personnel, who are in great demand throughout the industry. None of the Company's domestic employees are represented by a labor union.

EXECUTIVE OFFICERS OF THE COMPANY

The names of the Company's executive officers at December 31, 1997 and certain information about them are set forth below.

               NAME            AGE          POSITION WITH COMPANY
               ----            ---          ---------------------
       Kenneth G. Fisher        67       Chairman of the Board
                                         and Chief Executive Officer

       Rowland H. Thomas, Jr.   62       President and
                                         Chief Operating Officer

       Charles S. Anderson      68       Vice President,
                                         Corporate Relations

       Ziya Aral                45       Vice President, Systems Engineering
                                         and Chief Technology Officer

       Charles S. Namias        39       Vice President,
                                         Corporate Alliances

       George S. Teixeira       41       Vice President,
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

Mr. Aral joined the Company in 1987 and was appointed to the position of Chief Technology Officer in 1993, a position he held until January 1998, when he left the Company in connection with the Board of Directors decision not to pursue the development of clustering software. Since 1987, he has held various positions of increasing responsibility within the Company including Vice President of Systems Engineering and Senior Technology Consultant. Prior to joining Encore, Mr. Aral was employed by the Reed- Prentice Division of PMCo. in a variety of software engineering positions.

Mr. Namias joined the Company in 1983 as Director of Processor Engineering. From 1986 to 1989 he held direct sales and several field sales management positions. In 1990, he was promoted to Director, Strategic Business Alliances and in 1992 promoted to Vice President, Business Development. In 1993, Mr. Namias was appointed Vice President, Corporate Alliances and an officer of the Company, positions he held until January 1998, at which time he left the Company. Prior to joining the Company, Mr. Namias was employed by Digital Equipment Corporation and Raytheon Missile Systems.

Mr. Teixeira assumed his position as Vice President Product Group in 1994, a position he held until January 1998, when he left the Company in connection with the Board of Directors decision not to pursue the development of clustering software. From 1991 to 1994, he held the position of Vice President, Product Development. Prior to 1991, Mr. Teixeira held the positions of Vice President of Marketing and Vice President of Product Management. Mr. Teixeira was Director of Product Marketing and Management for the Computer Systems Business of Gould Electronics Inc. which the

Company acquired in 1989. Prior to 1989 he held several progressively more responsible positions since joining Gould Electronics Inc. in 1981.

(D) INTERNATIONAL OPERATIONS

The Company maintains sales and service operations in Europe and Canada through wholly-owned subsidiaries, and distributor agreements throughout the Pacific Rim. In 1997, approximately 50% of consolidated net sales were derived from foreign operations. The Company believes that its overall profit margins with respect to foreign sales are not materially different from profit margins from domestic sales. In view of the locations and diversification of its foreign activities, the Company does not believe that there are any unusual risks beyond the normal business risks attendant to activities abroad. Encore attempts to limit its foreign currency denominated assets and liabilities to reduce its exposure to foreign currency fluctuations. Additional information relating to the Company's international operations, including financial information segregated by major geographic area, is contained in Note L of the Notes to Consolidated Financial Statements.

ITEM 2   PROPERTIES

Listed below are the Company's principal facilities as of December 31, 1997.

                                                 OWNED OR   APPROXIMATE
        LOCATION             PRINCIPAL USE        LEASED    SQUARE FEET
        --------             -------------       --------   -----------
        Ft. Lauderdale, FL   Administrative/      Leased     53,000
                             Development/
                             Marketing

       London, England       Sales/Service        Leased     35,000

       Paris, France         Sales/Service        Leased     23,000

In addition to the facilities listed above, Encore also leases space in various other domestic and foreign locations for use as sales and service offices.


ITEM 3   LEGAL PROCEEDINGS

Shortly before the Sun Transaction was closed, shareholders of the Company brought a derivative suit in the Delaware Chancery Court against Gould and the Company's then directors, C. David Ferguson, Robert Fedor, Rowland Thomas and Kenneth Fisher. Three similar shareholder suits were also filed and all four suits have been consolidated as Civil Action #16044, IN RE ENCORE COMPUTER CORPORATION SHAREHOLDERS LITIGATION. The suit is currently in the discovery stage. The Company does not believe the shareholder suit will have a significant financial impact on the Company.

The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect the financial position of the company.

ITEM 4  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual and Special Meeting of Shareholders of the Company was held at the Company's offices in Fort Lauderdale, Florida on November 24, 1997. At the meeting the shareholders voted: (1) to approve the Sun Transaction ; (2) to elect six (6) directors; and (3) to approve the selection by the Board of Directors of Coopers & Lybrand L.L.P. as the Company's independent auditors for the fiscal year ending December 31, 1997. The results of the votes for each of these proposals were as follows:

                                           AGAINST/
                              FOR          ABSTAIN
                              ---          --------
1 Sun Transaction           43,839,042     19,106,917

2 Election of Directors:
    Kenneth G. Fisher       52,789,250     10,156,709
    Rowland H. Thomas       52,866,499     10,079,460
    Robert J. Fedor         53,108,089      9,837,870
    C. David Ferguson       53,101,155      9,844,804
    Thomas N. Rich          53,109,135      9,836,824
    Michael C. Veysey       53,109,135      9,836,824

3 Approval of Independent
  Auditors                  54,890,505      8,055,454

PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS The Company's common stock is traded on the OTC Bulletin Board under the symbol ENCC.

The high and low closing sale prices of Encore's common stock are shown for fiscal years 1997 and 1996 in the table below:


                 FISCAL 1997          FISCAL 1996
              -----------------    -----------------
               HIGH       LOW       HIGH      LOW
               ----       ---       ----      ---
1st Quarter   1 15/16    1 3/16    3 7/16    1 5/8
2nd Quarter   2 1/4      1 3/16    3 13/16   2 7/16
3rd Quarter   1 3/32       5/8     3 1/32    1 11/16
4th Quarter     25/32      9/64    1 31/32   1

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


The First National Bank of Boston
Shareholder Services Division
P.O. Box 644
Boston, Massachusetts 02109.

As of April 13, 1998, there were approximately 2,469 holders of record of the Company's common stock. The Company has never paid cash dividends on its common stock.

ITEM 6 SELECTED FINANCIAL DATA

                                               FOR THE YEAR ENDED DECEMBER 31,
(in thousands except             -------------------------------------------------------------
  per share data)                   1997         1996         1995         1994        1993
                                 ---------    ---------    ---------    ---------    ---------
Net sales                        $  29,486    $  47,627    $  49,328    $  76,550    $  93,532
Operating loss                     (76,528)     (67,218)     (77,796)     (50,848)     (62,085)
Gain on Sun Transaction            119,890         --           --           --           --
Net income (loss)                   34,164      (70,732)     (81,354)     (54,556)     (69,565)
Basic earnings (loss) per common
  share (1)                           0.11        (2.61)       (2.88)       (2.05)       (2.47)
Weighted average shares of
  common stock outstanding (1)      40,568       36,810       34,923       33,391       31,909
Working capital (deficiency)       (21,617)     (67,295)       5,490       20,237        3,499
Total assets                        37,451       69,256       72,537       99,021       84,070
Long term debt                        --            476       40,812       89,249      112,919
Shareholders' equity
  (capital deficiency)             (19,646)     (34,010)       2,514      (22,040)     (66,560)
                                    ------      -------        -----      -------      -------



----------

(1) During 1997, 1996, 1995, 1994 and 1993, preferred stock dividends amounted to $29,579,900, $25,413,000, $19,061,600, $13,986,600 and $9,184,700,
respectively. All preferred stock dividends were paid in additional shares of preferred stock or were accumulated.

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

THE SUN TRANSACTION

Encore was founded in May 1983 and was in the development stage until October 1986. During this period, the Company was primarily involved in the research, development and marketing of UNIX based computers and terminal servers. In 1989, Encore significantly increased its size and worldwide marketing presence when it acquired substantially all of the assets of the Computer Systems Division of Gould. This was a significantly larger business than the Company and one which for over twenty-five years provided real- time computer systems solutions to the simulation, transportation, and energy marketplaces.

During the late 1980s, product demand in the computer marketplace began to migrate from more traditional proprietary computing technologies towards an open systems technology. The Company targeted its research and development efforts towards programs to develop a new generation of open system computers. Since the beginning of 1995, the Company spent approximately $87,000,000 in research and development activities. This resulted in the availability of a family of storage systems and open system computers including; (i) the Infinity SPTM Storage Processor with DataShare FacilitiesTM, and (ii) the Infinity R/T (TM). The Company targeted the multibillion dollar storage market as a strategic growth market. However, the Company was unable to penetrate the storage marketplace utilizing its direct sales and distributor sales approach and was unsuccessful in attracting OEM partners to provide the necessary distribution channels. Concurrently, the Company's real-time market revenues have decreased from $130,893,000 in 1992 to $24,722,000 in 1997 and as a result the Company continued to incur significant net losses.

Since 1989, the Japan Energy Group has been the principal source of financing for the Company by either directly providing or guaranteeing the Company's loans. Since late 1996 however, the credit agreements did not provide committed financing to the Company and all financing was solely at the discretion of Gould. From 1989 through November 1997, the Company borrowed a total of $418 million from the Japan Energy Group.

OVERVIEW

On November 24, 1997 (the "Closing"), pursuant to the Sun Transaction Agreement, the Company sold substantially all of the assets associated with its storage products business to Sun. The Agreement had contemplated that the aggregate consideration to be paid to the Company by Sun for such assets was to be $185,000,000, of which $150,000,000 in cash was to be paid at the closing (the "Closing Payment") and $35,000,000 was to be payable on July 1, 1998 (the "Second Payment"). Pursuant to the terms of a Modification Agreement, dated as of November 24, 1997, among Encore and Sun, the parties agreed that the final amount of the Closing Payment would be reduced to $149,882,683 to reflect that Sun was assuming certain liabilities of certain non-U.S. subsidiaries of the Company in the amount of $117,317, which Sun had not previously agreed to assume under the terms of the Agreement. In addition, the parties further agreed that Sun was to pay an additional amount of $1,285,544 to Encore for the purchase by Sun of certain finished storage product units, as contemplated by the terms of the Agreement. Thus, the aggregate amount paid by Sun to Encore at the Closing was $151,168,227 (the "Total Cash Closing Payment"), which was paid by Sun to Encore as follows: (i) at the Company's request, $118,550,972.57 was paid to Gould, which represented payment by Encore to Gould for (I) the aggregate amount of outstanding principal amount of indebtedness, and accrued interest thereon, owed by the Company to Gould and (II) a portion of the cost of redeeming Encore's outstanding Preferred Stock, all of which was then owned by Gould and EFI, pursuant to an agreement dated July 17, 1997 between the Company and Gould (the "Gould Agreement"); (ii) at the Company's request, $11,876 was paid in French Francs to Encore Computer, S.A, a wholly-owned subsidiary of Encore;
(iii) $22,000,000 was paid to First

Trust of California, National Association, as escrow agent, pursuant to the terms of an escrow arrangement between Encore and Sun; and (iv) the remainder was paid to the Company. The purchase price for the sale of assets in the Sun Transaction, and the modifications thereto as described above, were determined as a result of arms- length negotiations between Encore and Sun.

In connection with the Agreement and for a one-year period following the Closing, Gould has agreed to take all actions necessary to ensure that Encore remains solvent. In addition, Gould and certain of its affiliates have agreed, among other things, that, if within two years following the Closing, the Company commences an insolvency proceeding and the Sun Transaction is challenged in that proceeding, that Gould and such affiliates will indemnify Sun for losses arising therefrom.

In connection with the Gould Agreement, the Company agreed to redeem all of the Preferred Stock held by Gould and EFI at the Closing for $60 million in cash, of which $25 million was paid from the Total Cash Closing Payment as described above and the balance paid by assigning to Gould the right to receive the Second Payment from Sun. However, under the Agreement, Sun has the right to set off against the Second Payment, any amounts owed to Sun by Encore pursuant to its indemnification obligations. If the amount paid to Gould by Sun on July 1, 1998 is less than $35 million due to the inaccuracy of any representation or warranty of Encore in the Agreement, the failure by Encore to fulfill any obligation under the Agreement, or any other act or omission of Encore, under the Gould Agreement, Encore will be indebted to Gould for the amount by which such payment is less than $35 million. In addition, if the $35 million is not paid to Gould by July 31, 1998, Gould will be entitled to receive from Encore shares of Series B, D, E, F, G, H, and I Preferred Stock which represent accrued but unpaid dividends on Gould's Preferred Stock as of November 24, 1997. These unpaid dividends represent 426,784 shares with a liquidation preference of $42,678,400. If the full $35 million is paid to Gould by July 31, 1998, Gould will waive its right to receive these accrued but unpaid dividends. Additionally, if the full $35 million is paid to Gould by July 31, 1998, Gould agreed to waive any right it may have as a holder of Common Stock to participate in the first $30 million which the Company may distribute to its shareholders as a liquidating dividend in any liquidation within two years after the Closing (See Note N of Notes to Consolidated Financial Statements). In light of the uncertainties associated with the Second Payment, Encore has reflected the above $35 million as a liability to Gould and deferred recognition of the gain on the Sun Transaction to that extent until such time as resolution of the matter is ascertained. Management feels that any set off to the Second Payment will not be material, based on all current information, and intends to make all efforts to collect the Second Payment in its entirety. However, the ultimate resolution of these matters is not presently determinable.

At the closing of the Sun Transaction, Sun and Encore entered into a Technology License Agreement pursuant to which Sun granted to Encore a non-exclusive, non-transferable, royalty free, worldwide license in the intellectual property sold to Sun as part of the storage products business to create and distribute real-time products based on the intellectual property for use by Encore in its real-time business, subject to certain limitations, but not for any other purpose. Encore also agreed not to use the intellectual property in any storage products or to compete with Sun's storage products business, and to grant to Sun a non- exclusive, royalty-free, paid up, non-terminable, worldwide license in any derivative works created by Encore derived from the intellectual property, so long as Sun does not use this grant back license to create or distribute real-time products.

EVENTS FOLLOWING THE SUN TRANSACTION

When the Company completed the sale of its storage products business, the Board of Directors decided the Company should, at least until the Board's January 1998 meeting, (a) explore the possibility of attempting to develop and market clustering software in a Windows NT environment for various types of computer hardware, and (b) explore the feasibility of continuing, and attempting to expand, its real time computer systems business. In January 1998, the Board of Directors (i) decided the Company should discontinue its efforts to develop clustering technology in a Windows NT environment for various types of computer hardware resulting in a termination charge of $743,500 and (ii) authorized the Company to retain an investment banker to explore strategic options with respect to the real-time business.

On March 2, 1998, the Company signed a letter of intent to sell its real time computer systems business to Gores Technology Group. That transaction is subject to completion by Gores of due diligence and to negotiation and execution of definitive agreements. If agreements are signed, the transaction will be subject to approval by the Company's shareholders. If the Company sells its real time computer systems business to Gores or to any other purchaser, the Company no longer will have any business operations. Therefore, if the Company's shareholders are asked to approve a sale of the real time computer systems business, they almost surely will also be asked to approve a liquidation of the Company.

At December 31, 1997, the Company had total assets of $37,451,000, including restricted cash of $14,083,000 and cash and cash equivalents of $14,544,000 and had liabilities of $57,097,000, including $13,655,000 of estimated severance costs and other costs related to the sale of the Company's storage products business and the $35,000,000 payable to Gould. The assets of the Company available for distribution to shareholders on liquidation would be (i) the Company's assets, plus the Second Payment net of any set off, less its liabilities, at December 31, 1997, plus or minus (ii) the Company's net positive or negative cash flow between January 1, 1998 and the date of the liquidation (including any amount by which the severance and other costs related to the sale of the storage products business paid after December 31, 1997 are greater or less than the estimated amount reflected on the Company's December 31, 1997 balance sheet), minus (iii) the termination charge of $743,500 related to the Board's decision to discontinue efforts to develop clustering software in a Windows NT environment, plus or minus (iv) the gain or loss from the sale of the Company's real time computer systems business, minus (v) costs of the liquidation and reserves for any contingent liabilities, including any pending litigation (See Item 3-Legal Proceedings).

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 1997, the Company has a net capital deficiency and a working capital deficiency. If Sun does not make the Second Payment in full, the Company will be obligated to pay the difference to Gould, and may not be able to satisfy its obligations. Management feels that any set off to the Second Payment will not be material, based on all currrent information, and intends to make all efforts to collect the Second Payment in its entirety. However, the ultimate resolution of these matters is not presently determinable.

COMPARISON OF 1997, 1996 AND 1995.

Net sales for 1997 were $29,486,000 compared to net sales for 1996 and 1995 of $47,627,000 and $49,328,000, respectively. 1997 equipment sales decreased 49% to $14,163,000 when compared to $27,600,000 in 1996. Equipment sales in 1995 were $22,005,000. Service revenues for 1997, 1996, and 1995 were $15,323,000,
$20,027,000 and $27,323,000, respectively. 1997 real-time equipment sales were $9,399,000 compared to $20,997,000 in 1996 and $22,005,000 in 1995. 1997 storage product sales were $4,764,000 compared to $6,603,000 and $0 in 1996 and 1995, respectively. Real-time service revenues were $15,323,000 in 1997, compared to $20,027,000 in 1996 and $27,323,000 in 1995. No service revenues were derived from the storage product business. The Company's operating loss for 1997 was $76,528,000 compared to operating losses of $67,218,000 and $77,796,000 for 1996 and 1995, respectively. The 1997 gain resulting from the Sun Transaction was $119,890,000.

Equipment sales as a percentage of total net sales in 1997, 1996 and 1995 were 48%, 58%, and 45%, respectively. For real-time equipment sales, the respective percentages were 32%, 44% and 45% of total net sales in 1997, 1996 and 1995. For storage product sales the respective percentages were 16%, 14% and 0% in 1997, 1996 and 1995, respectively. The decrease in equipment sales in 1997 is primarily due to; (i) the inability of the Company to penetrate the storage marketplace through its direct and distributor sales channels, (ii) concerns of potential customers over the financial viability of the Company and (iii) certain of the Company's traditional real-time products having reached the end of their product life cycle. Additionally, management believes the announcement of the Asset Purchase Agreement with Sun on July 17, 1997, adversely affected storage product sales for the balance of 1997. The net increase in 1996 was primarily due to: (i) sales of the Company's Storage Products of $6,603,000, (ii) steady sales in real-time and open systems computers, and (iii) the continued decline in service sales. International equipment sales decreased 67% to $5,297,000 in 1997 as international storage product sales declined 92% to $440,000 and international real-time product sales decreased 55% to $4,857,000 when compared to 1996. Domestic equipment sales decreased 23% to $8,866,000 compared to 1996 with storage product sales increasing 233% to $4,324,000 while real-time product sales decreased 56% to $4,542,000.

Continued declining service revenues reflect the effect on the service business of: (i) the Company's prolonged decline in equipment sales, (ii) the price competitiveness of the marketplace, (iii) the completion of long running government programs and subsequent deinstallation of systems and (iv) longer warranty periods for equipment sales required to compete in the storage marketplace. The Company expects this trend to continue. International service sales decreased 24% to $9,357,000 in 1997, while domestic service sales decreased 23% to $5,966,000 compared to 1996. International and domestic real-time service sales were $9,357,000 and $5,966,000, respectively, for 1997, down 24% and 23%, respectively, from 1996 international real-time service sales of $12,277,000 and domestic real-time service sales of $7,750,000.

International net sales decreased 48% (38% for real-time) in 1997 when compared to 1996, versus an increase of 12% (11% decrease for real-time) in 1996 compared to 1995. Domestic net sales decreased 23% (42% for real-time) and 20% (25% for real-time) in 1997 and 1996, respectively, when compared to the prior year. International sales in 1997, 1996 and 1995 were $14,654,000, $28,327,000 and
25,277,000, or 50%, 59% and 51%, respectively, of total net sales. International real-time net sales in 1997, 1996 and 1995 were $14,214,000, $23,024,000 and
$25,277,000, or 57%, 56% and 51%, respectively, of total real-time net sales.

During the three years ended December 31, 1997, no single customer accounted for more than 10% of the Company's annual sales. However, sales to various U.S. government agencies have represented approximately 21%, 22% and 24% of net sales in 1997, 1996 and 1995, respectively. For the real-time business, the respective percentages were 84%, 86% and 100% of total government sales in 1997, 1996 and 1995. The Company recognizes that reductions in current levels of U.S. government agency spending on computers and computer related services could adversely affect its traditional sources of revenue.

Total cost of sales decreased in 1997 to $37,332,000 ($18,624,000 for real-time and $18,708,000 for storage product), from $53,608,000 ($32,349,000 for real-time and $21,259,000 for storage product) in 1996 and $55,963,000 ($34,577,000 for real-time and $21,386,000 for storage product) in 1995. The decrease in all years reported was due generally to lower sales volumes and lower spending resulting from the restructuring of manufacturing and customer service operations during the three year period. Since the beginning of 1995, combined manufacturing and customer service headcount has been reduced by approximately 88%, certain customer service field operations have been closed or scaled down, and manufacturing operations had been consolidated in Melbourne, Florida.

Cost of equipment sales exceeded sales by $7,248,000, $8,186,000 and $12,970,000, or (51%), (30%) and (59%) of net sales, respectively, in 1997, 1996 and 1995. However, gross margins on real-time equipment sales were $671,000, $491,000 and $4,427,000, or 7%, 2% and 20% for 1997, 1996 and 1995,
respectively. Negative gross margins were generated by the storage product business of $7,949,000, $8,677,000 and $17,397,000 in 1997, 1996 and 1995,
respectively. In 1997, equipment cost of sales included $684,000 of valuation reserves for real-time products. 1996 cost of sales included $9,932,000 (28% of equipment sales) in additional valuation reserves on storage product inventory. Gross margins were reduced in 1995 due to the charges associated with the termination of the Amdahl Reseller Agreement. As discussed in Note C of Notes to Consolidated Financial Statements, in 1995 the Company recorded charges of $14,242,000 in connection with the termination of the Amdahl Reseller Agreement.

The Company's ISO 9002 certified manufacturing operation was sold to Sun as part of the Sun Transaction. Pursuant to the "At Will Shared Services Agreement" dated November 24, 1997, Sun agreed, among other things, to provide manufacturing support to Encore through February 28, 1998, while the Company was integrating its manufacturing operation into their Fort Lauderdale facility. At that time the Company established a real-time technical operations function responsible for research and development, manufacturing/integration, as well as pre and post sales support. This organization consists of 28 of the most highly experienced real-time technical personnel available.

Equipment gross margins were negatively impacted in 1997 and 1996 due to the discounting of storage products in order to penetrate the marketplace and establish reference accounts. Warranty costs related to the Storage Product were also higher than anticipated due to engineering changes on current installations and spare part inventory. Factory variances related to lower production volumes and underutilization of manufacturing capacity also lowered gross margin in all three years.

In 1997, cost of service sales exceeded sales by $598,000, compared to gross margins on service sales in 1996 and 1995 of $2,205,000 or 11% and $6,605,000 or 24%, respectively. For 1997, 1996 and 1995, service margins were reduced for investments in various programs and infrastructure necessary to support the storage product line. The Company invested $5,965,000 (39% of service sales), $5,979,000 (30% of service sales) and $3,719,000 (14% of service sales) in support of the storage product line during 1997, 1996 and 1995, respectively. Sun purchased all fixed assets and spares inventory related to the storage product and hired all storage product service personnel.

All service sales are derived from installed real-time products and the cost structure within the service department is highly variable due to the utilization of service partners. Therefore, as revenues decline, costs decline as well. Moreover, management continues to reduce fixed costs on an ongoing basis. Gross margins on real-time service sales were $5,367,000 (35%), $8,184,000 (41%) and $10,324,000 (38%) in 1997, 1996 and 1995, respectively. .

Research and development expenses in 1997 were $23,953,000 compared to $30,260,000 and $33,249,000 in 1996 and 1995, respectively. The decrease in 1997 expenses is primarily the result of lower labor costs and lower spending on non-recurring engineering associated with prototype boards. Sun either hired or contracted 147 or 68% of total research and development personnel. In 1995 the Company charged research and development $500,000 for the write down of capitalized software projects as discussed in Note C of the Notes to Consolidated Financial Statements. Excluding this charge, 1996 expenses decreased $2,489,000 or 8% when compared to 1995. The decrease in research and development expenses in 1996 from 1995 is primarily related to restructuring actions taken in the second quarter of 1995. Research and development expenses as a percentage of net sales increased to 81% in 1997, compared to 64% and 67% in 1996 and 1995, respectively. These increases were the result of lower net sales.

Subsequent to the Sun Transaction, the Company also established a separate research and development organization to focus on opportunities in the Microsoft NT environment. However, in January 1998, as more fully discussed in Note N of the Notes to Consolidated Financial Statements, the Board of Directors voted not to pursue the NT opportunity.

Sales, general and administrative ("SG&A") expenses in 1997 were $27,044,000 compared to $30,977,000 and $33,683,000 in 1996 and 1995, respectively. The decrease in 1997 expenses was due to reduced headcount, lower commissions and lower advertising and promotion expenses related to the storage products business. In 1996, SG&A expenses decreased from 1995 levels due to management actions taken to minimize headcount, close or consolidate marginally profitable field offices and to more effectively focus its advertising programs. SG&A expenses include non-cash compensation charges of $589,000 and $1,424,000 in 1996 and 1995, respectively, in connection with the extension of the expiration date of certain individual stock option grants. As a percentage of net sales, SG&A expenses were 92%, 65% and 68% in 1997, 1996 and 1995, respectively.

Sun hired 65 storage product sales and marketing personnel or 45% of the Company's total sales and marketing employees. Subsequently, the Company downsized the real-time sales and marketing organization to 30 employees.

As discussed in Note B of Notes to Consolidated Financial Statements, in the fourth quarter of 1997, in conjunction with the Sun Transaction and subsequent reorganization, the Company recorded a termination charge of $17,685,000 related to: (i) severance and benefit pay of $6,323,000 as a result of a 542 person reduction in workforce, including severance for employees contracted by Sun, as the Company agreed to pay the difference between the completion bonus offered to contractors by Sun at the end of their contract and the amount of severance they were entitled to had they been terminated by the Company, (ii) $4,722,000 of retention payments pursuant to agreements between the Company and each of approximately 49 employees, (iii) $1,000,000 of incentive bonuses to certain key employees, (iv) $3,390,000 relating to the termination of European facility and automobile leases, and $350,000 relating to a domestic equipment lease, (v) an estimated $500,000 for leasehold improvements to be made at the Company's Fort Lauderdale facility which is leased from Sun, (vi) $1,150,000 in estimated legal and other fees associated with the Sun Transaction, and (vii) $250,000 accrued for legal fees in connection with the shareholders suit. (See Item 3 Legal Proceedings).

As discussed in Note C of Notes to Consolidated Financial Statements, in the second quarter of 1995 management evaluated the Company's financial projections, and concluded: (i) the termination of the Amdahl Reseller Agreement resulted in a significant delay in the realization of product revenues, (ii) the rate of decline in real-time equipment and service revenues had exceeded its previous estimates, and (iii) the rate of worldwide sales growth anticipated in newer product lines remained significantly below projected levels. In light of these conclusions, management restructured operations and recorded a charge to operations of $4,499,000. The most significant of these restructuring actions were: (i) a 95 person reduction in workforce primarily in manufacturing and development, resulting in a severance charge of $1,335,000, (ii) a write down of $782,000 in the carrying value of the equipment used in the support of the Amdahl Reseller Agreement, and (iii) the write off of $1,624,000 of capitalized software assets relating to the Company's UNIX based product lines.

Interest expense increased in 1997 to $6,218,000 from $3,520,000 and $2,957,000 in 1996 and 1995, respectively, primarily due to higher debt levels. Since 1995, Encore has completed a series of refinancing agreements with the Japan Energy Group resulting in conversions of $180,000,000 of debt to preferred stock.

Other expense, net, was higher in 1997 than in 1996 and 1995 due principally to higher foreign exchange losses and losses on the sale of certain fixed assets.

Income taxes provided in 1997 relate to $503,000 of taxes payable by foreign subsidiaries as well as $1,400,000 in estimated alternative minimum tax resulting from the gain on the Sun Transaction. 1996 and 1995 taxes relate only to taxes payable by foreign subsidiaries (see Note H of the Notes to Consolidated Financial Statements).


LIQUIDITY AND CAPITAL RESOURCES

The Company reported a gain on the sale of assets resulting from the Sun Transaction of $119,890,000 in 1997. For the year, the Company reported net income of $34,164,000 compared to a net loss of $70,732,000 in 1996. In 1997, net cash used in operating activities was $66,730,000. Net loss, adjusted for non cash items and the gain on the Sun Transaction was $58,812,000, as the Company recorded termination charges of $17,685,000, depreciation and amortization of $6,631,000 and the gain on the Sun Transaction of $119,890,000. Working capital was reduced as accounts receivable and inventories decreased by $8,106,000 and $9,093,000, respectively, offset by accounts payable and accrued liabilities which decreased by $23,946,000. As of December 31, 1997, total capital deficiency was $19,646,000 versus $34,010,000 as of December 31, 1996.

Net cash used in 1996 operating activities increased by $10,975,000 from 1995, reflecting the increase in working capital of $8,600,000, primarily increased inventory. Additionally, for 1996, the net loss, as adjusted for non cash items, exceeded the 1995 net loss by $2,029,000.

Expenditures for property and equipment during 1997, 1996 and 1995 were $1,525,000, $7,433,000 and $7,335,000, respectively. The decrease in 1997 spending resulted from management's decision to limit capital expenditures to a minimum in light of the sale of the storage products business to Sun. Proceeds from the Sun Transaction were $151,168,000.

Net cash used in financing activities in 1997 was $57,954,000. Cash was provided through financing activities of $68,707,000 and $58,658,000, in 1996 and 1995, respectively. The principal source of financing has been through various agreements provided by the Japan Energy Group. As of December 31, 1996, Encore owed to Gould $72,659,000 in principal, plus $10,791,000 in accrued interest. On January 9, 1997 Gould and Encore agreed to amend the credit agreement to increase the maximum amount of revolving loans to $80,000,000, however, any revolving loan exceeding $65,000,000 would be made at the discretion of Gould.

On March 19, 1997, the Company and Gould agreed to cancel $40,000,000 of indebtedness owed to Gould under their loan agreement (the "Credit Agreement") in exchange for the issuance to Gould of 400,000 shares of the Company's Series I Convertible Preferred Stock ("Series I") with a liquidation preference of $40,000,000. In addition to the exchange of indebtedness for shares of Series I, the Company and Gould also agreed to amend the Credit Agreement to (i) reduce the maximum amount which could be borrowed by the Company from $80,000,000 to $50,000,000 and (ii) provide that any borrowings in excess of $41,915,869 (the principal amount outstanding on March 19, 1997 after giving effect to the exchange of indebtedness for shares of Series I) may be made only at the discretion of Gould. In a letter to the Company dated July 17, 1997, Gould confirmed that it was not obligated to provide any additional financing to the Company but that so long as Gould was convinced that the sale of the storage product business to Sun would take place, it was likely that Gould would continue to provide financing to the Company but only to the extent absolutely necessary to enable the transaction to be consummated. On November 24, 1997 (the "Closing"), the Company paid to Gould $93,551,000 in principal and accrued interest owed at that date.

Restricted cash of $14,083,000 at December 31, 1997 was held in an escrow account pursuant to an escrow agreement dated November 24, 1997 between the Company and Sun. The escrow arrangement was established to ensure that certain of the Company's liabilities at the closing date of the Sun Transaction, would be paid when due. As the Company pays these liabilities, escrow funds are released to the Company. These funds are invested in a U.S. Bank money market fund and will be made available to the Company pursuant to the terms of the agreement. At March 30, 1998, $1,235,000 in cash remained in escrow. The majority of cash and cash equivalents at December 31, 1997 consists of cash available to the Company from the total cash closing payment from the Sun Transaction and cash at various international subsidiaries. With minor exceptions, all cash in the international subsidiaries is freely remittable to the United States.

On March 2, 1998, the Company signed a letter of intent to sell its real time computer systems business to Gores Technology Group. That transaction is subject to completion by Gores of due diligence and to negotiation and execution of definitive agreements. If agreements are signed, the transaction will be subject to approval by the Company's shareholders. If the Company sells its real time computer systems business to Gores or to any other purchaser, the Company no longer will have any business operations. Therefore, if the Company's shareholders are asked to approve a sale of the real time computer systems business, they almost surely will also be asked to approve a liquidation of the Company.

At December 31, 1997, the Company had total assets of $37,451,000, including restricted cash of $14,083,000, and cash and cash equivalents of $14,544,000 and had liabilities of $57,097,000, including $13,655,000 of estimated severance costs and other costs related to the sale of the Company's storage products business and the $35,000,000 payable to Gould. The assets of the Company available for distribution to shareholders on liquidation would be (i) the Company's assets, plus the Second Payment net of any set off, less its liabilities, at December 31, 1997, plus or minus (ii) the Company's net positive or negative cash flow between January 1, 1998 and the date of the liquidation (including any amount by which the severance and other costs related to the sale of the storage products business paid after December 31, 1997 are greater or less than the estimated amount reflected on the Company's December 31, 1997 balance sheet), minus (iii) the termination charge of $743,500 related to the Board's decision to discontinue efforts to develop clustering software in a Windows NT environment, plus or minus (iv) the gain or loss from the sale of the Company's real time computer systems business, minus (v) costs of the liquidation and reserves for any contingent liabilities, including any pending litigation (See Item 3-Legal Proceedings).

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 1997, the Company has a net capital deficiency and a working capital deficit. If Sun does not make the Second Payment in full, the Company will be obligated to pay the difference to Gould, and may not be able to satisfy its obligations. Management feels that any set off to the Second Payment will not be material, based on all current information, and intends to make all efforts to collect the Second Payment in its entirety. However, the ultimate resolution of these matters are not presently determinable.

NEW ACCOUNTING STANDARDS
In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gain and losses) in a full set of general-purpose financial statements. SFAS 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS 130 is effective for fiscal years beginning after December 15, 1997.

In June 1997, the FASB issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes the standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 requires a public business enterprise report financial and descriptive information about its reportable operating segments. The financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997.

Management is currently evaluating the requirements of SFAS 130 and SFAS 131 to determine whether additional disclosure is required.

YEAR 2000
The Company is currently in the process of evaluating computer software and databases to replace its existing business systems by the end of 1998. The selection criteria will insure that problems related to the Year 2000 will be avoided. Year 2000 problems could cause malfunctions in certain software and databases with respect to dates on or after January 1, 2000. At this time, the Company has not yet determined the cost of replacing its computer software or databases.

The Year 2000 issue may also effect the systems and applications of the Company's customers or suppliers. The Company has initiated communications with a number of its suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company will continue similar communication with major customers, and the balance of its major suppliers, during 1998 to receive appropriate warranties and assurances that those parties are, or will be, Year 2000 compliant. Although the Company currently does not anticipate any material impact on its operations as a result of Year 2000 issues of its customers or suppliers, at this stage of its review, no assurance can be given that the failure by one or more of its major suppliers or customers to become Year 2000 compliant will not have a material adverse impact on its operations.

CAUTIONARY STATEMENT RELATING TO FORWARD-LOOKING STATEMENTS
The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward- looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations and beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: decline in demand for the Company's products; and the effect of general economic conditions generally and factors affecting the computer industry. These statements by their nature involve substantial risks and uncertainties and actual events or results may differ as a result of these and other factors. (See
Exhibit 99 incorporated herein by reference to the Company's Form 10-Q for the period ended June 30, 1996.)

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Encore Computer Corporation and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 1997, the Company has a net capital deficiency and a working capital deficiency. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in Note O of Notes to Consolidated Financial Statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As disclosed in Note N of Notes to Consolidated Financial Statements the Company has entered into a letter of intent to sell its remaining business operations. If consummated, it is likely the Company will propose a plan of liquidation that will result in the distribution to its shareholders, the remaining net assets of the Company. The amount of such distribution, if any, is not presently determinable.

Coopers & Lybrand L.L.P.

Miami, Florida
MARCH 17, 1998

ENCORE COMPUTER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                  YEAR ENDED
                                     ----------------------------------------------------------
                                         DECEMBER 31,         DECEMBER 31,         DECEMBER 31,
                                            1997                 1996                  1995
                                     ----------------------------------------------------------
Net sales:
  Equipment                             $     14,163          $     27,600         $     22,005
  Service                                     15,323                20,027               27,323
                                        ------------          ------------         ------------
    Total                                     29,486                47,627               49,328


Costs and expenses:
  Cost of equipment sales (Note C)            21,411                35,786               34,975
  Cost of service sales                       15,921                17,822               20,718
  Research and development                    23,953                30,260               33,249
  Sales, general and administrative           27,044                30,977               33,683
  Termination charge (Note B)                 17,685                     -                4,499
                                        ------------          ------------         ------------
    Total                                    106,014               114,845              127,124
                                        ------------          ------------         ------------

Operating loss                               (76,528)              (67,218)             (77,796)
  Interest expense, principally
    related parties                           (6,218)               (3,520)              (2,957)
  Interest income                                335                   196                  171
  Other income (expense), net                 (1,412)                 (554)                  75
  Gain on Sun Transaction                    119,890                     -                    -
                                        ------------          ------------         ------------

Net income (loss) before income taxes         36,067               (71,096)             (80,507)

Provision for income taxes                     1,903                  (364)                 847
                                        ------------          ------------         ------------

Net income (loss)                       $     34,164          $    (70,732)        $    (81,354)
                                        ============          ============         ============

Net income (loss) per common share:

Net income (loss) attributable to
  common shareholders                  $       4,584         $     (96,145)        $   (100,416)
                                       =============         =============         ============

Basic and diluted earnings (loss)
  per common share                     $        0.11         $       (2.61)        $      (2.88)
                                       =============         =============         ============

Weighted average shares
  of common stock                             40,568                36,810               34,923
                                       =============         =============         ============



The accompanying notes are an integral part of the consolidated financial statements.

ENCORE COMPUTER CORPORATION

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                                        DECEMBER 31,       DECEMBER 31,
                                                                           1997                1996
                                                                        ------------       ------------
ASSETS
Current assets:
  Cash and cash equivalents                                             $     14,544       $      3,936
  Restricted cash                                                             14,083
  Accounts receivable, less allowances of $681 and $614 in 1997
    and 1996, respectively                                                     5,752             14,970
  Inventories                                                                    246             13,896
  Prepaid expenses and other current assets                                      855              1,409
                                                                        ------------       ------------
    Total current assets                                                      35,480             34,211

Property and equipment, net                                                    1,063             33,376
Other assets                                                                     908              1,669
                                                                        ------------       ------------
    Total assets                                                        $     37,451       $     69,256
                                                                        ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Current liabilities:
  Current portion of long term debt-related parties                     $          -       $     72,659
  Current portion of long term debt-other                                          -                182
  Accounts payable and accrued liabilities                                    22,097             28,665
  Due to Gould Electronics (Note B)                                           35,000                  -
                                                                        ------------       ------------
    Total current liabilities                                                 57,097            101,506

Long term debt - other                                                             -                476
Other liabilities                                                                  -              1,284
                                                                        ------------       ------------
    Total liabilities                                                         57,097            103,266
                                                                        ------------       ------------
Commitments and contingencies (Note I)

Shareholders' equity (capital deficiency) (Note K) :
  Preferred stock, $.01 par value; authorized 10,000,000 shares:
    Series A Convertible Participating Preferred, issued
     73,641 shares in 1996                                                         -                  1
    6% Cumulative Series B Convertible Preferred, issued 728,722
     in 1996 with an aggregate liquidation preference of $78,272,200               -                  7
    6% Cumulative Series D Convertible Preferred, issued 1,115,074
     in 1996 with an aggregate liquidation preference of $111,507,400              -                 11
    6% Cumulative Series E Convertible Preferred, issued 1,139,782
     in 1996 with an aggregate liquidation preference of $113,978,200              -                 11
    6% Cumulative Series F Convertible Preferred, issued 533,333
     in 1996 with an aggregate liquidation preference of $53,333,300               -                  5
    6% Cumulative Series G Convertible Preferred, issued 572,289
     in 1996 with an aggregate liquidation preference of $57,228,900               -                  6
    6% Cumulative Series H Convertible Preferred, issued 350,000
     in 1996 with an aggregate liquidation preference of $35,000,000               -                  4
  Common stock, $.01 par value; authorized 200,000,000 shares; issued
    67,447,309 and 37,270,457 in 1997 and 1996, respectively                     674                373
  Additional paid-in capital                                                 427,012            447,068
  Accumulated deficit                                                       (447,332)          (481,496)
                                                                        ------------       ------------
    Total shareholders' equity (capital deficiency)                          (19,646)           (34,010)
                                                                        ------------       ------------
    Total liabilities and shareholders' equity (capital deficiency)     $     37,451       $     69,256
                                                                        ============       ============


The accompanying notes are an integral part of the consolidated financial statements.

ENCORE COMPUTER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                                  YEAR ENDED
                                                             -----------------------------------------------------
                                                             DECEMBER 31,         DECEMBER 31,         DECEMBER 31,
                                                                 1997                 1996                 1995
                                                             -----------------------------------------------------

Cash flows from operating activities:
  Net income (loss)                                          $     34,164         $    (70,732)        $    (81,354)
  Adjustments to arrive at net cash provided (used)
    in operating activities:
    Depreciation and amortization                                   6,631               10,747               11,750
    Non cash compensation (Note K)                                      -                  589                1,424
    Inventory obsolescence and writedown to lower
      of cost or market                                               684               11,013               12,367
    Equity in loss of joint venture                                   355                  253                  773
    Bad debt provision (credit)                                       149                 (550)               2,735
    Termination charges                                            17,685                    -                4,499
    Gain on SUN Transaction                                      (119,890)                   -                    -
    Foreign exchange loss (gain)                                      937                  412                 (134)
    Loss on disposal of property and equipment-Other                  473                  138                1,839
  Net changes in operating assets and liabilities:
    Accounts receivable                                             8,106               (1,750)               4,514
    Inventories                                                     9,093               (8,888)                (608)
    Prepaid expenses and other current assets                         444                  (89)                 375
    Other assets                                                       24                   36                  381
    Accounts payable and accrued liabilities                      (23,946)              (1,922)              (8,330)
    Other liabilities                                              (1,639)                  (1)                   -
                                                             ------------         ------------         ------------
      Net cash used in operating activities                       (66,730)             (60,744)             (49,769)
                                                             ------------         ------------         ------------

Cash flows from investing activities:
  Additions to property and equipment                              (1,525)              (7,433)              (7,335)
  Proceeds from SUN Transaction                                   151,168                    -                    -
  Proceeds from sale of property and equipment-Other                   42                  114                   14
  Capitalization of software costs                                      -                    -                 (673)
                                                             ------------         ------------         ------------
    Net cash provided (used) in investing activities              149,685               (7,319)              (7,994)
                                                             ------------         ------------         ------------

Cash flows from financing activities:
  Net borrowings (payments) under revolving loan
    agreements                                                    (32,659)              67,505               56,733
  Principal payments of long term debt                               (658)                (171)                (194)
  Dividends paid on Preferred Stock                                     -                   (2)                  (1)
  Retirement of Preferred Stock                                   (25,000)                   -                    -
  Issuance of Common Stock                                            363                1,375                2,120
                                                             ------------         ------------         ------------
    Net cash provided (used) in financing activities              (57,954)              68,707               58,658
                                                             ------------         ------------         ------------
Effect of exchange rate changes on cash                              (310)                (198)                  78
                                                             ------------         ------------         ------------
Increase in cash and cash equivalents                              24,691                  446                  973
Restricted cash                                                   (14,083)                   -                    -
                                                             ------------         ------------         ------------
                                                                   10,608                  446                  973

Cash and cash equivalents, beginning                                3,936                3,490                2,517

Cash and cash equivalents, ending                            $     14,544         $      3,936         $      3,490
                                                             ============         ============         ============


The accompanying notes are an integral part of the consolidated financial statements.

ENCORE COMPUTER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

Supplemental disclosure of cash flow information (in thousands):

                                                           1997                1996                 1995
                                                      ------------         ------------         ------------

  Cash paid during the period for interest            $     17,807         $        150         $      1,354

  Cash paid during the period for income taxes        $      2,099         $        631         $      1,273


Non-cash investing and financing activities:

  Indebtedness exchanged for preferred stock          $     40,000         $     35,000         $    105,000

  Due to Gould Electronics in connection with
    the Sun Transaction                               $     35,000         $          -         $          -

  Accruals originally established for transaction
    costs related to Gould capital transactions
    credited to additional paid-in capital            $          -         $          -         $        400


The accompanying notes are an integral part of the consolidated financial statements.

ENCORE COMPUTER CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
--------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                                             PREFERRED STOCK
                                                       -----------------------------------------------------------
                                                            SERIES A             SERIES B            SERIES D
                                                       ------------------     ---------------     ----------------
                                                                     PAR                 PAR                  PAR
                                                       SHARES       VALUE     SHARES    VALUE     SHARES     VALUE
                                                       ------       -----     -------   -----    ---------   -----
Balance December 31, 1994                              73,641       $   1     666,453   $   7    1,019,787   $  10

Common stock options exercised,
  $.63 to $2.31 per share

Shares issued through employee stock purchase plan of an average price of $1.75 per share

Issuance of Series F and Series G Convertible
  Preferred Stock

Dividends issued to Preferred Stockholders
   in shares of Series B, D, E, F and G                                        40,892     --        62,575       1

Cash paid in lieu of fractional share dividends

Extension of expiration date on outstanding grant of common stock options

Adjustment of estimated transaction costs relating to Gould capital transactions

Net loss
                                                       ------       -----     -------   -----    ---------   -----
Balance December 31, 1995                              73,641           1     707,345       7    1,082,362      11

Common stock options exercised,
  $.69 to $2.00 per share

Shares issued through employee stock purchase plan at an average price of $1.52 per share

Issuance of Series H Convertible
  Preferred stock

Dividends issued to Preferred Stockholders
  in shares of Series B, D, E, F, and G                                        21,377              32,712

Cash paid in lieu of fractional share dividends

Extension of expiration date on outstanding grant of common stock options

Net loss                                               ------       -----     -------   -----    ---------   -----
Balance December 31, 1996                              73,641           1     728,722       7    1,115,074      11

Common stock options exercised,
  $.69 to $1.56 per share

Shares issued through employee stock purchase plan of an average price of $0.74 per share

Issuance of Series I Convertible
  Preferred Stock

Retirement of Preferred Stock relating
  to the Sun Transaction                                                                        (1,115,074)    (11)

Conversion of Series A and  B Preferred
  Stock to Common Stock                               (73,641)         (1)   (728,722)     (7)

Net income
                                                      -------      ------    --------   -----    ---------   -----
Balance December 31, 1997                                --        $  --        --      $  --       --       $  --
                                                      =======      ======    ========   =====    =========   =====


                                                             SERIES E              SERIES F             SERIES G
                                                        -----------------      ---------------     ----------------
                                                                     PAR                 PAR                  PAR
                                                        SHARES      VALUE      SHARES    VALUE     SHARES     VALUE
                                                       ---------    -----      -------   -----     ------     -----

Balance December 31, 1994                              1,042,381    $  10        --      $ --        --       $ --

Common stock options exercised,
  $.63 to $2.31 per share

Shares issued through employee stock purchase
  plan of an average price of $1.75 per share                                 500,000        5     550,000        5

Issuance of Series F and Series G Convertible
  Preferred Stock                                         63,962        1      17,687               5,500

Dividends issued to Preferred Stockholders in shares of Series B, D, E, F and G

Cash paid in lieu of fractional share dividends

Extension of expiration date on outstanding grant of common stock options

Adjustment of estimated transaction costs relating to Gould capital transactions

Net loss
                                                       ---------    -----     -------   -----    ---------   -----
Balance December 31, 1995                              1,106,343       11     517,687       5      555,500       6

Common stock options exercised,
  $.69 to $2.00 per share

Shares issued through employee stock purchase plan at an average price of $1.52 per share

Issuance of Series H Convertible
  Preferred Stock

Dividends issued to Preferred Stockholders
  in shares of Series B, D, E, F, and G                   33,439               15,646              16,789

Cash paid in lieu of fractional share dividends

Extension of expiration date on outstanding grant of common stock options

Net loss
                                                       ---------    -----     -------   -----    ---------   -----
Balance December 31, 1996                              1,139,782       11     533,333       5      572,289       6

Common stock options exercised,
  $.69 to $1.56 per share

Shares issued through employee stock purchase plan of an average price of $0.74 per share

Issuance of Series I Convertible
  Preferred Stock

Retirement of Preferred Stock relating
  to the Sun Transaction                              (1,139,782)     (11)   (533,33)      (5)    (572,289)     (6)

Conversion of Series A and B Preferred
  Stock to Common Stock

Net income                                             ------       -----     -------   -----    ---------   -----
Balance December 31, 1997                                 --        $ --         --     $ --        --       $ --
                                                       ======       =====     =======   =====    =========   =====

                                                            SERIES H              SERIES I
                                                       -----------------      ---------------
                                                                    PAR                 PAR
                                                       SHARES      VALUE      SHARES    VALUE
                                                       ------      -----      -------   -----

Balance December 31, 1994                                --        $ --        --       $ --

Common stock options exercised,
  $.63 to $2.31 per share

Shares issued through employee stock purchase plan of an average price of $1.75 per share

Issuance of Series F and Series G Convertible
  Preferred Stock

Dividends issued to Preferred Stockholders in shares of Series B, D, E, F and G

Cash paid in lieu of fractional share dividends

Extension of expiration date on outstanding grant of common stock options

Adjustment of estimated transaction costs relating to Gould capital transactions

Net loss
                                                       ------       -----     -------   -----
Balance December 31, 1995                                   0           0         --      --

Common stock options excercised,
  $.69 to $2.00 per share

Shares issued through employee stock purchase plan at an average price of $1.52 per share

Issuance of Series H Convertible
  Preferred Stock                                      350,000          4

Dividends issued to Preferred Stockholders in shares of Series B, D, E, F, and G

Cash paid in lieu of fractional share dividends

Extension of expiration date on outstanding grant of common stock options

Net loss
                                                       -------      -----     -------   -----
Balance December 31, 1996                              350,000          4       --        --

Common stock options exercised,
  $.69 to $1.56 per share

Shares issued through employee stock purchase plan of an average price of $0.74 per share

Issuance of Series I Convertible
  Preferred Stock                                                             400,000       4

Retirement of Preferred Stock relating
  to the Sun Transaction                              (350,000)       (4)    (400,000)     (4)

Conversion of Series A and B Preferred
  Stock to Common Stock

Net income                                             ------       -----     -------   -----
Balance December 31, 1997                                --         $ --        --      $ --
                                                       ======       =====     =======   ======


                                                       COMMON STOCK                                     SHAREHOLDERS'
                                                    ---------------------      ADDITIONAL                  EQUITY
                                                                    PAR        PAID-IN     ACCUMULATED    (CAPITAL
                                                    SHARES         VALUE       CAPITAL       DEFICIT      DEFICIENCY)
                                                   ----------       -----      ----------  -----------  -------------
Balance December 31, 1994                          34,076,124       $ 341       $307,001    $(329,410)     $(22,040)

Common stock options exercised,                     1,568,934          16          1,363                      1,379
  $.63 to $2.31 per share

Shares issued through employee stock purchase
  plan of an average price of $1.75 per share         422,734           4            737                        741

Issuance of Series F and Series G Convertible
  Preferred Stock                                                                101,954                    101,965

Dividends issued to Preferred Stockholders
   in shares of Series B, D, E, F and G                                               (2)                      --

Cash paid in lieu of fractional share dividends                                       (1)                       (1)

Extension of expiration date on outstanding
  grant of common stock options                                                    1,424                     1,424

Adjustment of estimated transaction costs
  relating to Gould capital transactions                                             400                       400

Net loss                                                                                       (81,354)    (81,354)
                                                   ----------      ---------     -------       -------     -------
Balance December 31, 1995                          36,067,792            361     412,876      (410,764)      2,514

Common stock options exercised,
  $.69 to $2.00 per share                             808,011              8         767                       775

Shares issued through employee stock purchase
  plan of an average price of $1.52 per share         394,654              4         596                       600

Issuance of Series H Convertible
  Preferred Stock                                                                 32,242                    32,246

Dividends issued to Preferred Stockholders
  in shares of Series B, D, E, F and G                                               (1)                       (1)

Cash paid in lieu of fractional share dividends                                      (1)                       (1)

Extension of expiration date on outstanding
  grant of common stock options                                                      589                      589

Net loss                                                                                      (70,732)    (70,732)
                                                   ----------      ---------     -------     --------    --------
Balance December 31, 1996                          37,270,457            373     447,068     (481,496)    (34,010)

Common stock options exercised,
  $.69 to $1.56 per share                              51,372                         59                       59

Shares issued through employee stock purchase
  plan of an average price of $0.74 per share         339,165             3          301                      304

Issuance of Series I Convertible
  Preferred Stock                                                                  39,833                   39,837

Retirement of Preferred Stock relating
  to the SUN Transaction                                                          (59,959)                  (60,000)

Conversion of Series A and B Preferred
  Stock to Common Stock                            29,786,315            298         (290)                        0

Net income                                                                                    34,164         34,164
                                                   ----------      ---------     --------   ---------     ---------
Balance December 31, 1997                          67,447,309      $     674     $427,012   $(447,332)    $ (19,646)
                                                   ==========      =========     ========   =========     =========

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
Encore Computer Corporation ("Encore" or the "Company"), founded in 1983, designs, manufactures, distributes and supports scalable real-time data systems and advanced clustering technologies. Headquartered in Fort Lauderdale, Florida, the Company has sales offices and distributors in the United States, Canada, Europe, and the Far East.

PRINCIPLES OF CONSOLIDATION
The accompanying financial statements include the accounts of Encore and its wholly owned subsidiaries. All material intercompany transactions have been eliminated. The Company's 50% investment in a Japanese joint venture operation which was liquidated in 1997 was accounted for under the equity method. The Company had a commitment to make additional capital contributions to the joint venture, accordingly, the Company recognized losses in excess of its investment to the extent of this capital commitment.

BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 1997, the Company has a net capital deficiency and a working capital deficiency. These matters raise substantial doubt about the Company's ability to continue as a going concern. (See Note O of Notes to Consolidated Financial Statements).

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

REVENUE RECOGNITION
Revenue related to equipment and software sales is recognized upon shipment. With respect to the Company's storage processor product line, during the product introductory period, revenue was recognized upon customer acceptance. The Company expected acceptance to occur within thirty days of shipment. Service revenue is recognized over the term of the related maintenance agreements which approximates the timing of services performed.

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

Statement of Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of" was adopted in the Company's fiscal year beginning January 1, 1996. FAS 121 requires that long- lived assets, such as property and equipment, and certain identifiable intangibles to be held and used, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss, based on the fair value of the asset, should be recognized if the expected future cash flows (undiscounted and without interest charges) resulting from the use and eventual disposition of the asset is less than the carrying amount of the asset.

The Company has historically written down the carrying value of long-lived assets deemed permanently impaired. However, as contemplated by FAS 121, the Company's history of operating and cash flow losses indicates that the recoverability of the carrying amount of the long-lived assets should be assessed. Based on the Company's analysis of the fair value of property and equipment, no adjustment is required in 1997.

EMPLOYER'S POSTEMPLOYMENT BENEFITS
The Company provides employees with salary continuation in the event of an employee's involuntary termination. The Company recognizes such costs on a terminal accrual basis, recording the estimated cost of postemployment benefits at the date of the event giving rise to the liability to pay those benefits.

STOCK-BASED COMPENSATION
The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option and stock purchase plans. Accordingly, no compensation cost has been recognized for these plans with the exception of extension of the expiration date of certain individual stock option grants. Pro forma disclosure of the fair value impact on earnings and earnings per share as required in FAS 123, "Accounting for Stock-Based Compensation" is presented in Note K of the Notes to Consolidated Financial Statements.

CAPITALIZED SOFTWARE
Through June 1995, the Company capitalized certain internal costs associated with software development after the project reached technological feasibility. Such costs as well as capitalized costs for purchased software, were amortized to cost of sales by the greater of; (a) straight line amortization over the expected commercial life of each product (three to five years), or (b) the ratio that current revenues for a product bear to the total of current and anticipated future revenues for that product. Software development costs incurred prior to reaching the point of technological feasibility were considered research and development costs and were expensed as incurred. During June 1995, as discussed in Note C of the Notes to Consolidated Financial Statements, the Company took a charge of $500,000 to research and development to write down capitalized software projects in process. Since that time, all software development costs have been expensed as incurred.

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

EARNINGS PER SHARE

During 1997, the Company adopted SFAS No. 128 Earnings Per Share ("EPS") ("FAS 128"), which supersedes Accounting Principales Board Opinion No. 15, Earnings Per Share. Basic earnings per common share calculations are determined by dividing earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing earnings available to common shareholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic and diluted earnigns per share were the same for all periods presented because the effect of common stock equivalents would be anti-dilutive. SFAS No. 128 had no impact on the Company's reported loss per share for 1996 or 1995.

Preferred stock dividends amounted to $29,579,900, $25,413,000 and $19,061,600 for 1997, 1996 and 1995, respectively. Based on capital deficiencies the Company was unable to pay dividends on its preferred stock and therefore accumulated those dividends. All preferred stock dividends other than those accumulated, have been paid in additional shares of the appropriate class of preferred stock.

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

WARRANTIES
The Company provides a standard product warranty on its computer systems for parts and labor which generally extends ninety days from the date of installation, but on certain products for up to one year. On its storage processor product line, the standard product warranty for parts and labor generally extended two, and in some cases, three years from the date of installation. Sun assumed all warranty obligations relating to the Company's installed storage product base. The estimated cost of providing warranty on products sold is included in cost of sales at the time revenue is recognized. These estimates are based upon historical data for mature products and engineering estimates for new products. Actual warranty costs are reviewed on a quarterly basis and subsequent estimates adjusted appropriately.

RECLASSIFICATIONS
Certain reclassifications have been made to conform prior years' data to the current year presentation.

NEW ACCOUNTING STANDARDS
In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gain and losses) in a full set of general-purpose financial statements. SFAS 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS 130 is effective for fiscal years beginning after December 15, 1997.

In June 1997, the FASB issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes the standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 requires a public business enterprise report financial and descriptive information about its reportable operating segments. The financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997.

Management is currently evaluating the requirements of SFAS 130 and SFAS 131 to determine whether additional disclosure is required.


B.  ASSET PURCHASE AGREEMENT WITH SUN MICROSYSTEMS

On November 24, 1997 (the "Closing"), pursuant to an Asset Purchase Agreement dated as of July 17, 1997 (the "Agreement"), the Company sold substantially all of the assets associated with its storage products business to Sun. The Agreement had contemplated that the aggregate consideration to be paid to the Company by Sun for such assets was to be $185,000,000, of which $150,000,000 in cash was to be paid at the closing (the "Closing Payment") and $35,000,000 was to be payable on July 1, 1998 (the "Second Payment"). Pursuant to the terms of a Modification Agreement, dated as of November 24, 1997, among Encore and Sun, the parties agreed that the final amount of the Closing Payment would be reduced to $149,882,683 to reflect that Sun was assuming certain liabilities of certain non-U.S. subsidiaries of the Company in the amount of $117,317, which Sun had not previously agreed to assume under the terms of the Agreement. In addition, the parties further agreed that Sun was to pay an additional amount of $1,285,544 to Encore for the purchase by Sun of certain finished storage product units, as contemplated by the terms of the Agreement. Thus, the aggregate amount paid by Sun to Encore at the Closing was $151,168,227 (the "Total Cash Closing Payment"), which was paid by Sun to Encore as follows: (i) at the Company's request, $118,550,972.57 was paid to Gould, which represented payment by Encore to Gould for (I) the aggregate amount of outstanding principal amount of indebtedness, and accrued interest thereon, owed by the Company to Gould and
(II) a portion of the cost of redeeming Encore's outstanding Preferred Stock, all of which was then owned by Gould and EFI, pursuant to an agreement dated July 17, 1997 between the Company and Gould (the "Gould Agreement"); (ii) at the Company's request, $11,876 was paid in French Francs to Encore Computer, S.A, a wholly-owned subsidiary of Encore; (iii) $22,000,000 was paid to First Trust of California, National Association, as escrow agent, pursuant to the terms of an escrow arrangement between Encore and Sun; and (iv) the remainder was paid to the Company. The purchase price for the sale of assets in the Sun Transaction, and the modifications thereto as described above, were determined as a result of arms-length negotiations between Encore and Sun.

In connection with the Gould Agreement, the Company agreed to redeem all of the Preferred Stock held by Gould and EFI at the Closing for $60 million in cash, of which $25 million was paid from the Total Cash Closing Payment as described above and the balance paid by assigning to Gould the right to receive the Second Payment. However, under the Agreement, Sun has the right to set off against the Second Payment, any amounts owed to Sun by Encore pursuant to its indemnification obligations. If the amount paid to Gould by Sun on July 1, 1998 is less than $35 million due to the inaccuracy of any representation or warranty of Encore in the Agreement, the failure by Encore to fulfill any obligation under the Agreement, or any other act or omission of Encore, under the Gould Agreement, Encore will be indebted to Gould for the amount by which such payment is less than $35 million. In addition, if the $35 million is not paid to Gould by July 31, 1998, Gould will be entitled to receive from Encore shares of Series B, D, E, F, G, H, and I Preferred Stock which represent accrued but unpaid dividends on Gould's Preferred Stock as of November 24, 1997. These unpaid dividends represent 426,784 shares with a liquidation preference of $42,678,400. If the full $35 million is paid to Gould by July 31, 1998, Gould will waive its right to receive these accrued but unpaid dividends. Additionally, if the full $35 million is paid to Gould by July 31, 1998, Gould agreed to waive any right it may have as a holder of Common Stock to participate in the first $30 million which the Company may distribute to its shareholders as a liquidating dividend in any liquidation within two years after the Closing (See Note N of Notes to Consolidated Financial Statements). In light of the uncertainties associated with the Second Payment, Encore has reflected the above $35 million as a liability to Gould and deferred recognition of the gain on the Sun Transaction to that extent until such time as resolution of the matter is ascertained.

In connection with the sale of the storage products business to Sun, the Company charged to operations a termination charge of $17,685,000 related to; (i) severance and benefit pay of

$6,323,000 as a result of a 542 person reduction in workforce, including severance for employees contracted by Sun, as the Company agreed to pay the difference between the completion bonus offered to contractors by Sun at the end of their contract and the amount of severance they were entitled to had they been terminated by the Company, (ii) $4,722,000 of retention payments pursuant to written agreements between the Company and each of approximately 49 employees, (iii) $1,000,000 of incentive bonuses to certain key employees, (iv) $3,390,000 relating to the termination of European facility and automobile leases, and $350,000 relating to a domestic equipment lease, (v) an estimated $500,000 for leasehold improvements to be made at the Company's Fort Lauderdale facility which is leased from Sun; (vi) $1,150,000 in estimated legal and other fees associated with Sun Transaction, and (vii) $250,000 accrued for legal fees in connection with the shareholders pending legal action.

In connection with the Agreement and for a one-year period following the Closing, Gould has agreed to take all actions necessary to ensure that Encore remains solvent. In addition, Gould and certain of its affiliates have agreed, among other things, that, if within two years following the Closing, the Company commences an insolvency proceeding and the Sun Transaction is challenged in that proceeding, that Gould and such affiliates will indemnify Sun for losses arising therefrom.


Restricted cash of $14,083,000 at December 31, 1997 was held in an escrow account pursuant to an escrow agreement dated November 24, 1997 between the Company and Sun. The escrow arrangement was established to ensure that certain of the Company's liabilities at the closing date of the Sun Transaction, would be paid when due. As the Company pays these liabilities, escrow funds are released to the Company. These funds are invested in a U.S. Bank money market fund and will be made available to the Company pursuant to the terms of the agreement.


C. TERMINATION OF AMDAHL RESELLER AGREEMENT

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

Because of the uncertainties surrounding the outcome of the discussions between the companies, management considered it prudent to establish certain reserves at December 31, 1994.

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

The Company's inventory levels and overhead costs were based on a plan designed to meet accelerating sales commitments defined in the Amdahl Reseller Agreement. However, because of the termination of the Amdahl Reseller Agreement, product sales fell well short of expectations and all elements of the Company's results of operations were adversely affected. As a result of these events, during 1995, the Company charged operations $19,241,000, consisting of; (i) a charge to cost of sales of $11,442,000 against $24,895,000 of Storage Product inventory to reduce carrying amounts to estimated net realizable value, (ii) a charge to cost of sales of $2,800,000 for Amdahl accounts receivable which were deemed uncollectible in light of the termination of the Amdahl Agreement, (iii) a charge to research and development of $500,000 to write down capitalized software projects in process relating to the Storage Product business, and (iv) a charge to termination costs of $4,499,000. The termination charge related to; (i) the recognition of the permanent impairment in value of $2,406,000 of certain long-lived assets, including capitalized software relating to the Company's UNIX based product line and property and equipment used in support of the Amdahl Reseller Agreement, (ii) severance and benefit pay of $1,335,000 as a result of a 95 person reduction in workforce, principally in manufacturing and development, and (iii) other expenses associated with the termination of the Amdahl Reseller Agreement.

The Company's estimate of asset impairments for fiscal 1995 were based on the status of the Amdahl negotiations at the applicable reporting date.

D. INVENTORIES

Inventories consist of the following (in thousands):

                                        DECEMBER 31,     DECEMBER 31,
                                            1997             1996
                                        ------------     ------------
Purchased Parts                           $   174           $ 9,357
Work in process                              --                 306
Finised goods                                  72             3,981
Loan computer equipment and
  consignment inventory                      --                 252
                                          -------           -------
                                          $   246           $13,896
                                          =======           =======

During the fourth quarter of 1996, the Company provided an additional reserve of $7,348,000 in light of the continued slow market acceptance of the Company's storage products. Storage product inventory, amounted to $9,169,000 at December 31, 1996. All storage product inventory at a net book value of approximately $3,860,000 was sold to Sun Microsystems in connection with the Sun Transaction.

E. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

                                         DECEMBER 31,       DECEMBER 31,
                                            1997                1996
                                         ------------       ------------

Land                                      $   --             $  5,100
Buildings                                     --               15,238
Equipment                                    6,986             36,005
Customer service inventory                  10,112             16,282
Furniture and fixtures                       1,193              2,539
Leasehold improvements                       1,327              1,298
Loaned equipment                              --                4,815
                                          --------           --------
                                            19,618             81,277
Accumulated depreciation
 and amortization                          (18,555)           (47,901)
                                          --------           --------
                                          $  1,063           $ 33,376
                                          ========           ========


Depreciation expense in 1997, 1996 and 1995 amounted to $6,175,000, $9,380,000 and $9,260,000, respectively. Fixed assets with a net book value of approximately $27,148,000 were sold to Sun Microsystems in connection with the Sun Transaction.


F. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

Accounts payable and accrued liabilities consist of the following (in thousands):

                                            DECEMBER 31,     DECEMBER 31,
                                                1997             1996
                                            ------------     ------------

Accounts payable                               $ 1,064        $ 4,976
Accrued salaries and benefits                    2,355          4,034
Accrued restructuring costs (See Note B)        13,655            362
Accrued interest-related parties                  --           11,614
Accrued taxes                                    1,048          2,760
Deferred income, principally
  maintenance contracts                            638            879
Other accrued expenses                           3,337          4,040
                                               -------        -------
                                               $22,097        $28,665
                                               =======        =======

Accrued interest of $10,791,000 was payable to Gould at December 31, 1996. All accrued interest payable to Gould at November 24, 1997 was paid in connection with the Sun Transaction


G.  DEBT

Debt consists of the following (in thousands):


                                            DECEMBER 31,  DECEMBER 31,
                                                1997          1996
                                            ------------  ------------
Debt to unrelated parties:
  Mortgages payable                           $   --        $    658
  Current portion of debt                         --            (182)
                                              ---------     --------
  Total long term debt to unrelated parties   $   --        $    476
                                              =========     ========

Debt to related parties:
  Credit Agreement with Gould
    Electronics Inc.                          $   --        $ 72,659
  Current portion of debt                         --         (72,659)
                                              ---------     --------
  Total long term debt to related parties     $   --        $   --
                                              =========     ========

On March 19, 1997, the Company and Gould agreed to cancel $40,000,000 of indebtedness owed to Gould under their loan agreement in exchange for the issuance to Gould of 400,000 shares of the Company's Series I Convertible Preferred Stock ("Series I") with a liquidation preference of $40,000,000. In addition to the exchange of indebtedness for shares of Series I, the Company and Gould also agreed to amend the Credit Agreement to (i) reduce the maximum amount which could be borrowed by the Company from $80,000,000 to $50,000,000 and (ii) provide that any borrowings in excess of $41,915,869 (the principal amount outstanding on March 19, 1997 after giving effect to the exchange of indebtedness for shares of Series I) may be made only at the discretion of Gould. In a letter to the Company dated July 17, 1997, Gould confirmed that it was not obligated to provide any additional financing to the Company but that so long as Gould was convinced that the sale of the Storage Product business to Sun would take place, it was likely that Gould would continue to provide financing to the Company but only to the extent absolutely necessary to enable the transaction to be consummated. On November 24, 1997, the Company paid to Gould $93,551,000 in principal and accrued interest owed at that date.

H. INCOME TAXES

The Company utilizes the liability method of accounting for deferred income taxes and has recorded a provision of $1,903,000, and $847,000, for the years ended 1997 and 1995, respectively. In 1996 a credit of $364,000 was recorded due to overestimated tax accruals in prior years. The provision in 1997 relates to $503,000 of taxes payable by foreign subsidiaries as well as $1,400,000 in estimated Alternative Minimum Tax (AMT) resulting from the gain on the sale of assets to Sun. 1996 and 1995 provisions relate only to the profitable operations of certain foreign subsidiaries.

The financial reporting bases of investments in certain foreign subsidiaries exceeds their tax bases. A deferred tax liability is not recorded for the excess because the investments are essentially permanent. A reversal of the Company's plans to permanently invest in these operations would cause the excess to become taxable. On December 31, 1997, these temporary differences were approximately $4,000,000. A determination of the amount of unrecognized deferred tax liability related to these investments is not practicable.

The significant components of the deferred tax assets and liabilities as of December 31, 1997 and 1996 were as follows (in thousands):


                                         DECEMBER 31,       DECEMBER 31,
                                             1997               1996
                                         ------------       ------------
Deferred tax assets:
  Net operating losses                     $ 108,156         $ 150,195
  Research and experimental credits            3,150             1,750
  Capital losses                                --               4,954
  Allowance for doubtful accounts                197               172
  Inventory reserves                           2,358             9,023
  Accured vacation                               265               560
  Various reserves/other                       3,491             4,279
  Depreciation                                 1,274            (1,863)
  Accrued restructuring                        5,537                 7
                                           ---------         ---------
                                             124,428           169,077

Valuation allowance                         (124,428)         (168,739)
                                           ---------         ---------
                                                --                 338
Deferred tax liabilities:
   Capitalized software                         --                (338)
                                           ---------         ---------
   Net                                     $    --           $   --
                                           =========         =========


For income tax purposes the Company had a change in ownership, as defined by Internal Revenue Code Section 382, in connection with the Gould debt exchange on January 28, 1991. The change in ownership resulted in an annual limitation of approximately $2,000,000 on the amount of net operating losses incurred prior to January 28, 1991 that can be utilized to offset the Company's future taxable income. Amounts not utilized may be carried forward and used in a subsequent year during the carryforward period in addition to that year's annual limitation amount. At December 31, 1997, the Company had available $14,000,000 of pre change net operating loss carryforwards which were used to offset 1997 taxable income.

At December 31, 1997, the Company has available approximately $50,000,000 of remaining pre change net operating losses. Of this amount approximately $16,000,000 will be allowable in future years after application of the Section 382 limitation. In addition, pre change tax credit carryforwards, principally research and development credits, of approximately $1,750,000 and post change net operating losses of $236,000,000 will be available to offset future taxable income. These net operating losses and tax credit carryforwards expire in the years 1998 through 2012. For financial reporting purposes, the full amount of the deferred tax assets was offset by a valuation allowance due to uncertainties associated with the eventual realization of such benefits.

During 1997, the Internal Revenue Service completed their audit of the U.S. Federal Tax Returns for 1992 through 1994. The examination resulted in no material impact on the Company's consolidated results of operations or financial position.


I.  COMMITMENTS AND CONTINGENCIES

LEASES
The Company leases office space and equipment under operating leases. Certain building leases have renewal options generally for periods ranging from one to five years. Rental expenses, net of sublease income, were approximately $2,611,000, $3,003,000 and $3,187,000 for 1997, 1996, and 1995, respectively.
Approximate future minimum rental payments under operating leases for the next five years are as follows (in thousands):


     YEAR
     ----
     1998                            $1,582
     1999                             1,388
     2000                             1,248
     2001                             1,636
     2002                                46


At December 31, 1997, the Company has accrued in termination charges $3,390,000 related to international facility and equipment leases.

JOINT VENTURE CAPITAL COMMITMENT
The Company had committed to invest up to a total of $3,250,000 for a Japanese joint venture, of which $1,640,000 had been accrued in recognition of losses reported through its dissolution on December 5, 1997. The $1,640,000 less $181,000 owed to Encore by the joint venture was remitted to Japan Energy Corporation in January 1998.

LITIGATION
Shortly before the Sun Transaction was closed, shareholders of the Company brought a derivative suit in the Delaware Chancery Court against Gould and the Company's then directors, C. David Ferguson, Robert Fedor, Rowland Thomas and Kenneth Fisher. Three similar shareholder suits were also filed and all four suits have been consolidated as Civil Action #16044, IN RE ENCORE COMPUTER CORPORATION SHAREHOLDERS LITIGATION. The suit is currently in the discovery stage. The Company does not believe the shareholder suit will have a significant financial impact on the Company.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect the financial position of the Company.

INTELLECTUAL PROPERTY LICENSE
In connection with its recapitalization in January 1991, the Company licensed substantially all of its intellectual property to Gould on a royalty free basis. However, under the terms of the agreement, and in combination with certain extensions granted by Gould, Encore retained the exclusive use of the intellectual property through December 31, 1995. Those extensions expired and effective January 1, 1996, both Gould and Encore had the right to use the Encore intellectual property. The Company maintained the right to terminate the Gould license if all Gould borrowings were repaid and the commitments under any Gould credit agreements were terminated and one of the following four conditions was met; (i) the 6% Cumulative Series B Convertible Preferred Stock ("Series B") was converted into common stock or Series A Convertible Participating Preferred Stock, or (ii) the Series B was redeemed; or (iii) the Company paid Gould the fair value of the license, or (iv) the Company paid Gould a fixed dollar amount equal to $46,540,000 plus 9% per annum interest compounded annually for the period after January 28, 1996, through the date of payment.

In conjunction with the Sun Transaction, Sun and Encore entered into a Technology License Agreement pursuant to which Sun granted to Encore a non-exclusive, non-transferable, royalty free, worldwide license in the intellectual property sold to Sun as part of the storage products business to create and distribute real- time products based on the intellectual property for use by Encore in its real-time business, subject to certain limitations, but not for any other purpose. Encore also agreed not to use the intellectual property in any storage products or to compete with Sun's storage products business, and to grant to Sun a non- exclusive, royalty-free, paid up, non-terminable, worldwide license in any derivative works created by Encore derived from the intellectual property, so long as Sun does not use this grant back license to create or distribute real-time products.

J.  EARNINGS PER SHARE

The following table reconciles for the years ended 1997, 1996 and 1995, net income (loss) and weighted average shares outstanding used to calculate basic and diluted earnings per share (in thousands except per share data):

BASIC                                          1997         1996         1995
----------------------------------          ---------    ---------    ---------
Net income (loss)                           $  34,164    $ (70,732)   $ (81,354)

Series B,D,E,F, and G
  Preferred Stock Dividends                      --        (11,996)     (19,062)

Series B,D,D,E,F,G,H,I Accumulated
  Preferred Stock Dividends                   (29,580)     (13,417)        --
                                            ---------    ---------    ---------
Net income (loss) attributable to
  common shareholders                       $   4,584    $ (96,145)   $(100,416)
                                            =========    =========    =========
Weighted average common
  shares outstanding                           40,568       36,810       34,923
                                            =========    =========    =========
Basic income (loss) per common share        $    0.11    $   (2.61)   $   (2.88)
                                            =========    =========    =========
DILUTED
Net income (loss)                           $  34,164    $ (70,732)   $ (81,354)
                                            =========    =========    =========

Weighted average common
  shares outstanding                           40,568       36,810       34,923
Series A assumed converted                       --          7,364        7,364
Series B assumed converted                       --         22,544       21,242
Series D assumed converted                       --         34,496       32,503
Series E assumed converted                       --         35,260       33,223
Series F assumed converted                       --         16,499       12,437
Series G assumed converted                       --         17,704        6,388
Series H assumed converted                       --          7,760         --
Exercise of options reduced by the number
  of shares purchased with proceeds              --          3,158        3,349
                                            ---------    ---------    ---------
Weighted average shares outstanding            40,568      181,595      151,429
                                            =========    =========    =========

Diluted income (loss) per common share:     $     .11    $   (2.61)   $   (2.88)
                                            =========    =========    =========

Basic and diluted income (loss) per common share are the same because the effect of the common stock equivalents would be anti-dilutive.


K.  CAPITAL STOCK

On March 19, 1997, Gould agreed to cancel $40,000,000 of indebtedness owed to it by the Company for 400,000 newly-issued shares of Series I Convertible Preferred Stock ("Series I"). The canceled debt had represented a portion of the indebtedness owed by the company to Gould under the Credit Agreement. During 1996, 350,000 shares of Series H were issued to Gould as part of an exchange of indebtedness totaling $35,000,000. Because of the related party nature of these transactions, the difference between the carrying amount of the indebtedness exchanged and the par value of the securities issued and other consideration granted has been credited to additional paid-in capital. The financial effects of these transactions are summarized as follows (in thousands):


                                                    DECEMBER 31,   DECEMBER 31,
                                                        1997          1996
                                                    ------------   ------------

Reduction of debt                                     $ 40,000       $ 35,000
Less:
  Par value of shares issued                                (4)            (4)
  Accrued transaction costs                               --             (200)
  Reversal of accrued interest on previous
     recapitalizations                                     283            111
  Accrued interest on remaining Gould indebtedness
     for the remaining term of the agreements             (446)        (2,665)
                                                      --------       --------
  Increase in additional paid-in capital
                                                      $ 39,833       $ 32,242
                                                      ========       ========


IMPACT OF FOREIGN OWNERSHIP

On November 24, 1997, in conjunction with the Sun Transaction, Gould converted their Series A and Series B Preferred Stock to Common Stock and all other series of Preferred Stock were retired. As a result, JEC beneficially owns 48.4% of the Company's common stock. Gould also holds four of the six seats on the Company's Board of Directors. In light of limitations on the ability of certain U.S. government agencies to transact business with foreign owned or controlled companies, Encore and JEC, the parent company of Gould, have proactively worked to comply with all U.S. requirements. The United States Defense Investigative Service has accepted the changes in the Company's ownership and control in conjunction with the Sun Transaction.


STOCK COMPENSATION PLAN
At December 31, 1997, the Company had a Long Term Performance Plan (the "Performance Plan") which was approved by the shareholders of the Company on June 27, 1995 and replaced all previous stock option plans. Shares of common stock are reserved for issuance to officers, directors, employees and certain consultants. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan and its stock purchase plan. Had compensation cost for the Company's stock based compensation plan been determined based on the fair value at the grant dates for awards under the plans consistent with the method of FASB Statement 123, the Company's net income
(loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below:


                                              1997      1996      1995
                                            -------   --------   --------

Net income (loss):        As reported       $34,164   ($70,732)  ($81,354)
                          Pro forma         $33,424   ($71,641)  ($81,942)


Basic and fully diluted
income (loss) per share:  As reported       $ .11       ($2.61)    ($2.88)
                          Pro forma         $ .09       ($2.64)    ($2.89)



The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1995, 1996 and 1997, respectively: risk- free interest rates of 6.0, 6.0 and 6.25 percent; dividend yield of 0 percent; expected life of 4 years; and volatility of 104.9,
104.9 and 127.7 percent.

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

A summary of the status of the Company's stock options as of December 31, 1997, 1996 and 1995, and changes during the years ending on those dates is presented below:

                                       1997                     1996                   1995
                                     ----------------------   ---------------------   --------------------
                                                   WEIGHTED               WEIGHTED                WEIGHTED
                                                   AVERAGE                AVERAGE                 AVERAGE
                                     SHARES        EXERCISE    SHARES     EXERCISE    SHARES      EXERCISE
                                     (000)          PRICE      (000)       PRICE      (000)        PRICE
                                     -------      ---------   -------     ---------   ------      --------
Outstanding at beginning
  of year                             9,582       $   1.62    9,946       $   1.50    10,11       $   1.44
Granted
  Price = Fair Value                    360       $   1.60      666       $   2.83    1,690       $   1.58
  Price /more than/ Fair Value         --          --          --          --            15        --
  Price /less than/ Fair Value          100       $   0.39     --          --          --          --
Exercised                               (59)      $   1.00     (808)      $   0.96   (1,569       $   0.88
Forfeited                              (963)      $   2.09     (222)      $   2.47     (302)      $   2.97
                                     ------                  ------                  ------
Outstanding at end of year            9,020       $   1.56    9,582       $   1.62    9,946       $   1.50
                                     ======                  ======                  ======


Options exercisable at year end       8,280                   7,445                   7,290
                                     ======                  ======                  ======
Weighted-average fair value of
options granted during the year      $ 1.09                  $ 2.09                  $ 1.17
                                     ======                  ======                  ======


The following table summarizes information about stock options outstanding at December 31, 1997:

                      OPTIONS                                   OPTIONS
                    OUTSTANDING                               EXCERCISABLE
-------------------------------------------------------  ----------------------
                                  WEIGHTED
                                   AVERAGE     WEIGHTED                 WEIGHTED
                       NUMBER     REMAINING    AVERAGE      NUMBER      AVERAGE
 RANGE OF         OUTSTANDING AS  CONTRACTUAL  EXERCISE   EXERCISABLE   EXERCISE
EXERCISE PRICES   OF 12/31/97        LIFE       PRICE    AS OF 12/31/97  PRICE
---------------   --------------  -----------  --------  --------------  -------

  $0.39-$0.81       753,500         2.54       $0.7106       653,500     $0.7596

  $0.94-$0.94     4,339,798         1.73       $0.9375     4,339,798     $0.9375

  $1.50- $2.00    2,378,881         5.53       $1.7408     2,084,392     $1.7660

  $2.38-$4.13     1,548,099         6.99       $3.4215     1,202,409     $3.5240
                  ---------                                ---------
  $.039-$4.13     9,020,278         3.70       $1.5567     8,280,099     $1.5076
                  =========                                =========

EMPLOYEE STOCK PURCHASE PLAN

Under the 1991 Employee Stock Purchase Plan (the "Purchase Plan"), the Company is authorized to issue up to 8,000,000 shares of common stock to its full-time employees. As of December 31, 1997, 4,610,834 shares have been purchased. Under the terms of the Purchase Plan, employees can choose each year to have up to 10 percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price per share of common stock in any offering under the Purchase Plan is the lower of; (i) 85% of the closing price per share of common stock on the commencement of the offering, or (ii) 85% of the closing price of a share of common stock on the termination of the offering. Each offering is for a period of approximately six months. The percentage of employees participating in the plan were 21%, 29% and 39% in 1997, 1996 and 1995, respectively. Under the Purchase Plan, the Company issued 339,165 shares at an average price of $.74 in 1997, 394,654 shares at a weighted average price of $1.52 in 1996, and 422,734 shares at a weighted average price of $1.75 in 1995. Pro forma compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 1997, 1996 and 1995, respectively: dividend yield of 0 percent; expected life of six months; expected volatility of 127.7%, 104.9%, and 104.9%; and risk-free interest rate of 5.0%, 5.2% and 5.2%. For 1997, 1996 and 1995, the pro forma compensation costs under the Purchase Plan were $152,000, $270,000 and $337,000, respectively.


L. SEGMENT INFORMATION

The Company operates in a single industry segment which includes developing, manufacturing, marketing, installing and servicing business information processing systems, principally in the United States, Europe, the Far East, and Canada. In 1997, 1996, and 1995, no single customer accounted for as much as 10% of revenues. During 1997, 1996 and 1995 approximately 21%, 22% and 24%, respectively, of its revenues were directly or indirectly derived from U.S. Government agencies.

The Company maintains operations in Europe and Canada principally through consolidated subsidiaries. Far East operations are through distributors throughout the region and until December 5, 1997, a joint venture in Japan. Information about the Company's operations for 1995, 1996, and 1997 is presented below (in thousands). Inter-geographic net sales, operating income and assets have been eliminated to arrive at the consolidated amounts.

                     NET SALES       INTER-                   OPERATING
                    TO UNRELATED   GEOGRAPHIC     TOTAL         INCOME     IDENTIFIABLE
                      ENTITIES     NET SALES    NET SALES       (LOSS)         ASSETS
                    ------------   -----------  ---------      ---------   -------------
1995:
United States         $ 24,051     $  7,893      $ 31,944      $(78,767)     $ 55,488
Europe                  23,721         --          23,721         1,165        18,030
Other                    1,556         --           1,556            69           189
                      --------     --------      --------      --------      --------
Geographic Total        49,328        7,893        57,221       (77,533)       73,707
Inter-Geographic          --         (7,893)       (7,893)         (263)       (1,170)
                      --------     --------      --------      --------      --------
Total                 $ 49,328     $   --        $ 49,328      $(77,796)     $ 72,537
                      ========     ========      ========      ========      ========
1996:
United States         $ 19,300     $ 12,026      $ 31,326      $(65,502)     $ 46,734
Europe                  26,616         --          26,616          (968)       24,258
Other                    1,711         --           1,711           (79)          103
                      --------     --------      --------      --------      --------
Geographic Total        47,627       12,026        59,653       (66,549)       71,095
Inter-Geographic          --        (12,026)      (12,026)         (669)       (1,839)
                      --------     --------      --------      --------      --------
Total                 $ 47,627     $   --        $ 47,627      $(67,218)     $ 69,256
                      ========     ========      ========      ========      ========
1997:
United States         $ 14,832     $ (1,193)     $ 13,639      $(67,332)     $ 27,909
Europe                  14,219         --          14,219       (10,381)        9,563
Other                      435         --             435          (484)          173
                      --------     --------      --------      --------      --------
Geographic Total        29,486       (1,193)       28,293       (78,197)       37,645
 Inter-Geographic         --          1,193         1,193         1,669          (194)
                      --------     --------      --------      --------      --------

Total                 $ 29,486     $   --        $ 29,486      $(76,528)     $ 37,451
                      ========     ========      ========      ========      ========


Inter-geographic net sales are recorded principally at 60% of list price; however, inter-geographic net sales of the Company's storage processor product line are recorded at 85% of end selling price. Identifiable assets are all assets, including corporate assets, identified with operations in each region.


M.  FINANCIAL INSTRUMENTS

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

Additionally, as part of its ongoing control procedures, the Company monitors the credit worthiness of its major customers and establishes individual customer credit limits accordingly. The Company performs in-depth credit evaluations for all new customers and requires letters of credit if deemed necessary. Doubtful accounts are adequately reserved when identified and bad debts realized by the Company in prior years have not been excessive, except in relation to the cancellation of the Amdahl Reseller Agreement discussed more fully in Note C of Notes to Consolidated Financial Statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.


N.  SUBSEQUENT EVENTS

When the Company completed the sale of its storage products business, the Board of Directors decided the Company should, at least until the Board's January 1998 meeting, (a) explore the possibility of attempting to develop and market clustering software in a Windows NT environment for various types of computer hardware, and (b) explore the feasibility of continuing, and attempting to expand, its real time computer systems business. In January 1998, the Board of Directors (i) decided the Company should discontinue its efforts to develop clustering technology in a Windows NT environment for various types of computer hardware resulting in a termination charge of $743,500 and (ii) authorized the Company to retain an investment banker to explore strategic options with respect to the real time business.

On March 2, 1998, the Company signed a letter of intent with Gores Technology Group to sell the assets of the Company's Real-Time business for approximately $5.5 million. The transaction is subject to the satisfactory completion of due diligence by Gores, the negotiation and execution of a definitive asset purchase agreement and the satisfaction of any closing conditions set forth in such agreement, including Encore shareholder approval.

If the sale of the real-time business is consummated, it is anticipated that the Company will be liquidated. Gould Electronics Inc. owns 48.44% of the Company's outstanding common stock and has agreed to waive its right to receive any portion of the first $30 million of liquidating distributions to the Company's shareholders in any liquidation of the Company which occurs prior to November 24, 1999, provided the full $35 million due to Gould in connection with the Sun Transaction ("Second Payment") is received by July 31, 1998.

The assets of the Company available for distribution to shareholder on liquidation would be (i) the Company's assets, plus the Second Payment net of any set off, less its liabilities, at December 31, 1997, plus or minus (ii) the Company's net positive or negative cash flow between January 1, 1998 and the date of the liquidation (including any amount by which the severance and other costs related to the sale of the storage products business paid after December 31, 1997 are greater or less than the estimated amount reflected on the Company's December 31, 1997 balance sheet), minus (iii) the termination charge of $743,500 related to the Board's decision to discontinue efforts to develop clustering software in a Windows NT environment, plus or minus (iv) the gain or loss from the sale of the Company's real time computer systems business, minus
(v) costs of the liquidation and reserves for any contingent liabilities, including any pending litigation.

O. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 1997, the Company has a net capital deficiency and a working capital deficiency. If Sun does not make the Second Payment in full, the Company will be obligated to pay the difference to Gould, and may not be able to satisfy its obligations. Management feels that any set off to the Second Payment will not be material, based on all current information, and intends to make all efforts to collect the Second Payment in its entirety. However, the ultimate resolution of these matters is presently not determined. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)1. AND (A)2. INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


          FORM 10-K                                                PAGE NUMBER
          ---------                                                -----------

          Report of independent public accountants relating to
          consolidated financial statements and financial
          statement schedule                                           23

          Consolidated statements of operations for the years
          ended December 31, 1997, 1996 and 1995                       24

          Consolidated balance sheets at December 31, 1997 and
          1996                                                         25

          Consolidated statements of cash flows for the years
          ended  December 31, 1997, 1996 and 1995                      26

          Consolidated statements of shareholders' equity
          (capital deficiency) for the years ended December 31,
           1997, 1996, and 1995                                        28

          Notes to consolidated financial statements                 29-46

The following consolidated financial statement schedule are submitted herewith:


FORM 10-K                                                          PAGE NUMBER
---------                                                          -----------

Valuation and qualifying accounts                                      50

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


(B) REPORTS ON FORM 8-K

During the quarter ended December 31, 1997, the Company filed a report on Form 8-K in connection with the sale of substantially all of the assets associated with its storage products business.

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

                                                                     Schedule II

                          ENCORE COMPUTER CORPORATION
                       Valuation and qualifying accounts
                                 (in thousands)
                                                                          ADDITIONS
                                             BALANCE AT     ------------------------------------                  BALANCE AT
                                            BEGINNING OF    CHARGED TO COSTS    CHARGED TO OTHER                    END OF
                                              PERIOD          AND EXPENSES          ACCOUNTS       DEDUCTIONS (1)   PERIOD
                                            ------------    ----------------    ----------------   ----------     ----------
Year ended December 31, 1995:
Allowance for doubtful accounts               $5,017             $2,735             $  --            $(5,954)       $1,798

Year ended December 31, 1996:
Allowance for doubtful accounts               $1,798             $ (550)            $  --            $  (634)       $  614

Year ended December 31, 1997:
Allowance for doubtful accounts               $  614             $  149             $  --            $   (82)       $  681

----------

(1) Includes amounts deemed uncollectible

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as the chief accounting officer and an officer of the registrant thereunto duly authorized.

ENCORE COMPUTER CORPORATION
(Registrant)


 By:  /s/ KENNETH G. FISHER              By: /s/ LINDA J. MATTHEWS
     -----------------------                ------------------------
      Kenneth G. Fisher                      Linda J. Matthews
      Chairman of the Board                  Corporate Controller
      Chief Executive Officer


April 20, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                               Date

/s/ KENNETH G. FISHER          Chairman of the Board
--------------------------     Chief Executive Officer        April 20, 1998
Kenneth G. Fisher


/s/ ROWLAND H. THOMAS, JR     President and Chief
--------------------------    Operating Officer and
Rowland H. Thomas, Jr.        Director                        April 20, 1998


/s/ C. DAVID FERGUSON
-------------------------
C. David Ferguson             Director                        April 20, 1998


/s/ ROBERT J. FEDOR
-------------------------
Robert J. Fedor               Director                        April 20, 1998


/s/ THOMAS N. RICH
-------------------------
Thomas N. Rich                Director                        April 20, 1998


/s/ MICHAEL C. VEYSEY
--------------------------
Michael C. Veysey             Director                        April 20, 1998

(a)3.        Index to Exhibits.

The exhibit numbers in the following index correspond to the numbers assigned to such exhibits in the Exhibit Table of
Item  601  of Regulation S-K.

EXHIBIT NO.                   DESCRIPTION
-----------                   -----------

   2.1 Asset Purchase Agreement dated as of July 17,1997 among the registrant, Encore Computer U.S., Inc., Encore Computer International, Inc., Sun Microsystems, Inc. and Sun Microsystems International, B.V. (without exhibits), and the Modification Agreement thereto dated as of November 24, 1997 (incorporated herein by reference to the Company's Form 8-K dated December 9,
             1997).

   2.2 Technology License Agreement entered into between the registrant and Sun (incorporated herein by reference to the Company's Form 8-K dated December 9, 1997).

   2.3 The respective Inducement Agreements entered into by Gould and its affiliates with Sun, and the Gould Modification Agreement among such parties (incorporated herein by reference to the Company's Form 8-K dated December 9, 1997).

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

   3.7 Certificate of Designations, Powers Rights and Preferences of Series I Convertible Preferred Stock of Encore Computer Corporation.

   3.8 Certificate of Designations, Powers Rights and Preferences of Series J Convertible Preferred Stock of Encore Computer Corporation.

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

   10.17 Certificate. Reference made to the Master Purchase Agreement dated as of August 17, 1995 between the Company and Gould Electronics Inc. relating to the purchase of Series G Convertible Preferred Stock, Cancellation of Indebtedness and Related Documents (incorporated herein by reference to Exhibit 10.2 to the Company's Form l0- Q for the period ended October 1, 1995).

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

   10.20 Certificate. Reference made to the Master Purchase Agreement dated as of August 17, 1995 between the Company and Gould Electronics Inc. relating to the purchase of Series H Convertible Preferred Stock, Cancellation of Indebtedness and Related Documents (incorporated herein by reference to Exhibit 10.2 to the Company's Form l0- Q for the period ended June 30, 1996).

   10.21 Certificate. Reference made to the Master Purchase Agreement dated as of March 19, 1997 between the Company and Gould Electronics Inc. relating to the purchase of Series I Convertible Preferred Stock, Cancellation of Indebtedness and Related Documents.

   *22.0     Subsidiaries of the Company.

   *23.1     Consent of Independent Public Accountants.

   *27       Financial Data Schedule

   99 Cautionary Statement for the Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995 (incorporated herein by reference to Exhibit 99 to the Company's Form l0-Q for the period ended June 30, 1996).

  # Management contract or compensatory plan or arrangement

  * Filed herewith.

EXHIBIT NO.                   DESCRIPTION
-----------                   -----------

   22.0     Subsidiaries of the Company.

   23.1     Consent of Independent Public Accountants.

   27       Financial Data Schedule