Form 10-Q
period 1998-03-29
ENCORE COMPUTER CORP /DE/
filed 1998-06-04
CIK 764037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 29, 1998

                                 OR

   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to _______.

              Commission File No. 0-13576

                           ENCORE COMPUTER CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                                04-2789167
     (State of Incorporation)              (I.R.S. Employer Identification No.)

            6901 West Sunrise Blvd.
            Fort Lauderdale, Florida                     33313
     (Address of Principal Executive Offices)          (Zip Code)

      Telephone:  954-316-4400

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

The number of shares outstanding of the registrant's only class of Common Stock as of May 13, 1998 was 67,447,309.

                           ENCORE COMPUTER CORPORATION

                                      Index

                                                                           Page

Part I   FINANCIAL INFORMATION

Item 1   Condensed Consolidated Financial Statements                        3

         Notes to Condensed Consolidated
         Financial Statements                                               8

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               13

Part II  OTHER INFORMATION                                                 21

Signature Page                                                             22

ENCORE COMPUTER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(IN THOUSANDS EXCEPT PER SHARE DATA)
                                                         THREE MONTHS ENDED
                                                       -----------------------
                                                       MARCH 29,     MARCH 30,
                                                          1998         1997
                                                       ---------     ---------
Net sales:
  Equipment                                             $1,543       $  4,183
  Service                                                3,179          4,150
                                                        ------       --------
    Total                                                4,722          8,333
                                                        ------       --------
Costs and expenses:
  Cost of equipment sales                                  590          7,176
  Cost of service sales                                  1,972          4,269
  Research and development                                 416          7,269
  Sales, general and administrative                      1,652          7,638
  Termination charge                                       744              -
                                                        ------       --------
    Total                                                5,374         26,352
                                                        ------       --------

Operating loss                                            (652)       (18,019)
  Interest expense, principally
    related parties in 1997                                (12)        (1,399)
  Interest income                                          226             29
  Other expense, net                                      (324)          (663)
                                                        ------       --------

Loss before income taxes                                  (762)       (20,052)

Provision for income taxes                                   4            (29)
                                                        ------       --------

Net loss                                                $ (766)      $(20,023)
                                                        ======       ========

Net loss per common share:

Net loss attributable to common
  shareholders                                          $ (766)      $(26,883)
                                                        ======       ========

Basic and diluted loss per common share                 $(0.01)      $  (0.72)
                                                        ======       ========

Weighted average shares
  of common stock                                       67,447         37,276
                                                        ======       ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

ENCORE COMPUTER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE DATA)
                                                      (UNAUDITED)
                                                       MARCH 29,   DECEMBER 31,
                                                          1998         1997
                                                       ---------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                           $  15,453     $  14,544
  Restricted cash                                         5,438        14,083
  Accounts receivable, less allowance                     5,622         5,752
  Inventories (Note E)                                      114           246
  Prepaid expenses and other current assets                 747           855
                                                      ---------     ---------
    Total current assets                                 27,374        35,480

Property and equipment, net                                 937         1,063
Other assets                                                542           908
                                                      ---------     ---------
    Total assets                                      $  28,853     $  37,451
                                                      =========     =========

LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
  Accounts payable and accrued liabilities (Note F)   $  14,265     $  22,097
  Due to Gould Electronics (Note B)                      35,000        35,000
                                                      ---------     ---------
    Total current liabilities                            49,265        57,097

Capital deficiency:
  Common stock, $.01 par value;
    authorized 200,000,000 shares; issued
    67,447,309 and 37,298,306 in 1998 and
    1997, respectively                                      674           674
  Additional paid-in capital                            427,012       427,012
  Accumulated deficit                                  (448,098)     (447,332)
                                                      ---------     ---------
    Total capital deficiency                            (20,412)      (19,646)
                                                      ---------     ---------
    Total liabilities and capital deficiency          $  28,853     $  37,451
                                                      =========     =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

ENCORE COMPUTER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(IN THOUSANDS)
                                                         THREE MONTHS ENDED
                                                       -----------------------
                                                       MARCH 29,     MARCH 30,
                                                          1998         1997
                                                       ---------     ---------
Cash flows from operating activities:
  Net loss                                             $  (766)       $(20,023)
  Adjustments to arrive at net cash used in
    operating activities:
    Depreciation and amortization                          190           2,043
    Termination charges                                    744               -

  Net changes in operating assets and liabilities:
    Accounts receivable                                    130           4,732
    Inventories                                            132           1,796
    Prepaid expenses and other current assets              108             619
    Other assets                                           306              (5)
    Accounts payable and accrued liabilities            (8,576)          1,823
    Other liabilities                                        -             (29)
                                                       -------        --------
      Net cash used in operating activities             (7,732)         (9,044)
                                                       -------        --------

Cash flows from investing activities:
  Additions to property and equipment                       (4)           (725)
                                                       -------        --------

Cash flows from financing activities:
  Net borrowings under revolving loan
    agreements                                               -          10,857
  Principal payments of long term debt                       -             (46)
  Issuance of common stock                                   -              28
                                                       -------        --------
      Net cash provided by financing activities              -          10,839
                                                       -------        --------

Increase (decrease) in cash and cash equivalents        (7,736)          1,070
Decrease in restricted cash                              8,645
                                                       -------        --------
                                                           909           1,070
Cash and cash equivalents, beginning                    14,544           3,936
                                                       -------        --------
Cash and cash equivalents, ending                      $15,453        $  5,006
                                                       =======        ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

ENCORE COMPUTER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental disclosure of cash flow information (in thousands):

                                                         THREE MONTHS ENDED
                                                       -----------------------
                                                       MARCH 29,     MARCH 30,
                                                          1998         1997
                                                       ---------     ---------
  Cash paid during the period for interest               $ 12       $    29

  Cash paid during the period for income taxes           $819       $   485

Non-cash investing and financing activities:

  Indebtedness exchanged for preferred stock             $  -       $40,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ENCORE COMPUTER CORPORATION
CONDENSED STATEMENTS OF CAPITAL DEFICIENCY
(unaudited)
(IN THOUSANDS EXCEPT SHARE DATA)

                             COMMON STOCK
                           ------------------  ADDITIONAL
                                        PAR     PAID-IN   ACCUMULATED   CAPITAL
                            SHARES     VALUE    CAPITAL     DEFICIT   DEFICIENCY
                           ----------  -----  ----------  ----------- ----------
Balance December 31, 1997  67,447,309   $674    $427,012  $(447,332)  $(19,646)

Net loss                                                       (766)      (766)
                           ----------   ----    --------  ---------   --------

Balance March 29, 1998     67,447,309   $674    $427,012  $(448,098)  $(20,412)
                           ==========   ====    ========  =========   ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

ENCORE COMPUTER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND OTHER MATTERS

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Encore Computer Corporation ("Encore" or the "Company") in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1997.

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

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established standards of reporting and display of comprehensive income and its components (revenues, expenses, gain and losses) in a full set of general purpose financial statements. SFAS 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS 130 has no impact on the Company's financial statements.

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 established standards for public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes the standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 requires a public business enterprise report financial and descriptive information about its reportable operating segments. The financial information is required to be reported on the basis that it is used internally for evaluation segment performance and deciding how toallocate resources to segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. Management does not believe that the requirements of SFAS 131 will have a material impact on the Company's financial statements.

BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 29, 1998, the Company has a net capital deficiency and a working capital deficiency. These matters raise substantial doubt about the Company's ability to continue as a going concern.

EARNINGS PER SHARE
Basic earnings per common share calculations are determined by dividing earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing earnings available to common shareholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic and diluted earnings per share were the same for all periods presented because the effect of common stock equivalents would be anti-dilutive.

Net loss per common share was determined by dividing the net loss, as adjusted, by applicable shares outstanding. The loss was adjusted by the aggregate amount of dividends on the Company's preferred stock. Preferred stock dividends amounted to $0 and $6,859,600 for the three month periods ended March 29, 1998 and March 30, 1997, respectively. Based on capital deficiencies, the Company was precluded from paying dividends on its preferred stock outstanding. Accordingly, the Company accumulated preferred stock dividends since July 15, 1996. All preferred stock dividends other than those accumulated at March 29, 1998 have been paid in additional shares of the appropriate class of preferred stock.

B.  ASSET PURCHASE AGREEMENT WITH SUN MICROSYSTEMS

On November 24, 1997 (the "Closing"), pursuant to an Asset Purchase Agreement dated as of July 17, 1997 (the "Agreement"), the Company sold substantially all of the assets associated with its storage products business to Sun. The Agreement had contemplated that the aggregate consideration to be paid to the Company by Sun for such assets was to be $185,000,000, of which $150,000,000 in cash was to be paid at the closing (the "Closing Payment") and $35,000,000 was to be payable on July 1, 1998 (the "Second Payment"). Pursuant to the terms of a Modification Agreement, dated as of November 24, 1997, among Encore and Sun, the parties agreed that the final amount of the Closing Payment would be reduced to $149,882,683 to reflect that Sun was assuming certain liabilities of certain non-U.S. subsidiaries of the Company in the amount of $117,317, which Sun had not previously agreed to assume under the terms of the Agreement. In addition, the parties further agreed that Sun was to pay an additional amount of $1,285,544 to Encore for the purchase by Sun of certain finished storage product units, as contemplated by the terms of the Agreement. Thus, the aggregate amount paid by Sun to Encore at the Closing was $151,168,227 (the "Total Cash Closing Payment"), which was paid by Sun to Encore as follows: (i) at the Company's request, $118,550,972.57 was paid to Gould Electronics Inc. ("Gould"), which represented payment by Encore to Gould for (I) the aggregate amount of outstanding principal amount of indebtedness, and accrued interest thereon, owed by the Company to Gould and (II) a portion of the cost of redeeming Encore's outstanding Preferred Stock, all of which was then owned by Gould and an affiliate of Gould, pursuant to an agreement dated July 17, 1997 between the Company and Gould (the "Gould Agreement"); (ii) at the Company's request, $11,876 was paid in French Francs to Encore Computer, S.A, a wholly-owned subsidiary of Encore; (iii) $22,000,000 was paid to First Trust of California, National Association, as escrow agent, pursuant to the terms of an escrow arrangement between Encore and Sun; and (iv) the remainder was paid to the

Company. The purchase price for the sale of assets in the Sun Transaction, and the modifications thereto as described above, were determined as a result of arms-length negotiations between Encore and Sun.

In connection with the Gould Agreement, the Company agreed to redeem all of the Preferred Stock held by Gould and EFI at the Closing for $60 million in cash, of which $25 million was paid from the Total Cash Closing Payment as described above and the balance paid by assigning to Gould the right to receive the Second Payment. However, under the Agreement, Sun has the right to set off against the Second Payment, any amounts owed to Sun by Encore pursuant to its indemnification obligations. If the amount paid to Gould by Sun on July 1, 1998 is less than $35 million due to the inaccuracy of any representation or warranty of Encore in the Agreement, the failure by Encore to fulfill any obligation under the Agreement, or any other act or omission of Encore, under the Gould Agreement, Encore will be indebted to Gould for the amount by which such payment is less than $35 million. In addition, if the $35 million is not paid to Gould by July 31, 1998, Gould will be entitled to receive from Encore shares of Series B, D, E, F, G, H, and I Preferred Stock which represent accrued but unpaid dividends on Gould's Preferred Stock as of November 24, 1997. These unpaid dividends represent 426,784 shares with a liquidation preference of $42,678,400. If the full $35 million is paid to Gould by July 31, 1998, Gould will waive its right to receive these accrued but unpaid dividends. Additionally, if the full $35 million is paid to Gould by July 31, 1998, Gould agreed to waive any right it may have as a holder of Common Stock to participate in the first $30 million which the Company may distribute to its shareholders as a liquidating dividend in any liquidation within two years after the Closing. In light of the uncertainties about the amount which will be received with regard to the Second Payment, the Company has not recorded the Second Payment as an asset and will not do so until the amount that will be paid can be ascertained with reasonable certainty. Because the Company is required to make the $35 million payment to Gould to the extent the Second Payment is less than that amount, the decision to defer recognition of the Second Payment as an asset has resulted in the Company's carrying the entire $35 million obligation to Gould as a liability without an offsetting asset. Management feels that any set off to the Second Payment will not be material, based on all current information, and intends to make all efforts to collect the Second Payment in its entirety. However, the ultimate resolution of these matters is not presently determinable.

In connection with the sale of the storage products business to Sun, the Company charged to operations a termination charge of $17,685,000 related to: (i) severance and benefit pay of $6,323,000 as a result of a 542 person reduction in workforce, including severance for employees contracted by Sun, as the Company agreed to pay the difference between the completion bonus offered to contractors by Sun at the end of their contract and the amount of severance they were entitled to had they been terminated by the Company; (ii) $4,722,000 of retention payments pursuant to written agreements between the Company and each of approximately 49 employees; (iii) $1,000,000 of incentive bonuses to certain key employees; (iv) $3,390,000 relating to the termination of European facility and automobile leases, and $350,000 relating to a domestic equipment lease; (v) an estimated $500,000 for leasehold improvements to be made at the Company's Fort Lauderdale facility which is leased from Sun; (vi) $1,150,000 in estima ted legal and other fees associated with the Sun Transaction; and (vii) $250,000 accrued for legal fees in connection with pending legal action brought by certain shareholders in connection with the Sun Transaction (the "Shareholders Suit").

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

Restricted cash of $5,438,000 and $14,083,000 at March 29, 1998 and December 31, 1997, respectively, was held in an escrow account pursuant to an escrow agreement dated November 24, 1997 between the Company and Sun. The escrow arrangement was established to ensure that certain of the Company's liabilities at the closing date of the Sun Transaction, would be paid when due. As the Company pays these liabilities, escrow funds are released to the Company. These funds are invested in a U.S. Bank money market fund and will be made available to the Company pursuant to the terms of the escrow agreement.

C.  TERMINATION CHARGES

When the Company completed the sale of its storage products business, the Board of Directors decided the Company should, at least until the Board's January 1998 meeting, (a) explore the possibility of attempting to develop and market clustering software in a Windows NT environment for various types of computer hardware, and (b) explore the feasibility of continuing, and attempting to expand, its real time computer systems business. In January 1998, the Board of Directors (i) decided the Company should discontinue its efforts to develop clustering technology in a Windows NT environment for various types of computer hardware resulting in a termination charge of $743,500, and (ii) authorized the Company to retain an investment banker to explore strategic options with respect to the real time business.

D. LETTER OF INTENT WITH GORES TECHNOLOGY GROUP

On March 2, 1998, the Company signed a letter of intent with Gores Technology Group to sell the assets of the Company's real-time business for approximately $5.5 million. The transaction was subject to the satisfactory completion of due diligence by Gores, the negotiation and execution of a definitive asset purchase agreement and the satisfaction of any closing conditions.

On June 3, 1998, the Company and Gores entered into a definitive agreement for the sale of the real-time business on the following principal terms: Gores will acquire substantially all of the Company's assets, other than cash, and assume substantially all of its liabilities related to the real-time business. The purchase price is $3 million in cash, all of which would be paid at closing. The price reflects changes to the balance sheet of the real-time business since the projected 12/31/97 balance sheet which was the basis for the price set forth in the letter of intent. Gould Electronics Inc., the Company's principal shareholder, will be jointly and severally liable with the Company for indemnification obligations to Gores under the agreement. Encore's real-time business in France is expected to be addressed separately in an agreement to be negotiated locally with Gores.

Pending the closing, Gores will operate the real-time business, retaining any positive cash flow and bearing any negative cash flow, pursuant to a management contract which will provide for a monthly management fee of $100,000 which will be fully refunded to Encore on closing. Encore will provide a $2 million line of credit to Gores to fund the operations of the real-time business until the closing. The closing is subject to customary conditions, including Encore shareholder approval.

If the sale of the real-time business is consummated, it is anticipated that the Company will be liquidated. Gould owns48.44% of the Company's outstanding common stock and has agreed to waive its right to receive any portion of the first $30 million of liquidating distributions to the Company's shareholders in any liquidation of the Company which occurs prior to November 24, 1999, provided the full Second Payment of $35 million due to Gould in connection with the Sun Transaction is received by July 31, 1998.

If the sale of the real-time business is consummated, the assets of the Company available for distribution to shareholders on liquidation would be: (i) the Company's assets at March 29, 1998 plus the Second Payment net of any set off, less its liabilities at March 29, 1998 including the $35 million payable to Gould, plus or minus; (ii) the Company's net positive or negative cash flow between March 30, 1998 and May 31, 1998 (including any amount by which the severance and other costs related to the sale of the storage products business and the discontinuance of the Company's efforts to develop clustering software in a Windows NT environment, paid after March 29, 1998 are greater or less than the estimated amount reflected on the Company's March 29, 1998 balance sheet), plus or minus; (iii) the proceeds from the sale of the Company's real time computer systems business; minus (iv) costs of the liquidation and reserves for any contingent liabilities, including any pending litigation.

E. INVENTORIES

Inventories consist of the following (in thousands):

                                               MARCH 29,         DECEMBER 31,
                                                 1998                1997
                                               ---------         ------------
Purchased Parts                                 $ 35                 $174
Work in process                                   18                    -
Finished goods                                    61                   72
                                                ----                 ----
                                                $114                 $246
                                                ====                 ====

F. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

Accounts payable and accrued liabilities consist of the following (in thousands):

                                               MARCH 29,         DECEMBER 31,
                                                 1998                1997
                                               ---------         ------------
Accounts payable                                $ 1,216            $ 1,064
Accrued salaries and benefits                     2,108              2,355
Accrued restructuring costs                       8,070             13,655
Accrued taxes                                       284              1,048
Deferred income, principally
  maintenance contracts                           1,116                638
Other accrued expenses                            1,471              3,337
                                                -------            -------
                                                $14,265            $22,097
                                                =======            =======

In the first quarter of 1998, the Company recorded a termination charge of $743,500 related to severance and benefit pay as a result of a 13 person reduction in workforce associated with the Board of Directors decision not to pursue the NT opportunity In addition, in the fourth quarter of 1997, in conjunction with the Sun Transaction and subsequent reorganization, the Company recorded a termination charge of $17,685,000 related to: (i) severance and benefit pay of $6,323,000 as a result of a 542 person reduction in workforce, including severance for employees contracted by Sun, as the Company agreed to pay the difference between the completion bonus offered to contractors by Sun at the end of their contract and the amount of severance they were entitled to had they been terminated by the Company; (ii) $4,722,000 of retention payments pursuant to agreements between the Company and each of approximately 49 employees; (iii) $1,000,000 of incentive bonuses to certain key employees; (iv) $3,390,000 relating to the termination of European facility and automobile leases, and $350,000 relating to a domestic equipment lease; (v) an estimated $500,000 for leasehold improvements to be made at the Company's Fort Lauderdale facility which is leased from Sun; (vi) $1,150,000 in estimated legal and other fees associated with the Sun Transaction; and (vii) $250,000 accrued for legal fees in connection with the Shareholders Suit.

ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 29, 1998
               COMPARED TO THE THREE MONTHS ENDED MARCH 30, 1997

The following is management's discussion and analysis of the financial condition and the results of operations of Encore Computer Corporation ("Encore" or the "Company") for the three month period ended March 29, 1998 compared to the three month period ended March 30, 1997. The Company's net losses for the three month periods ended March 29, 1998 and March 30, 1997 were $766,000 and $20,023,000, respectively. The decreased loss for the three month period of 1998 compared to the same period in 1997 is due principally to the sale of the storage products business to Sun. As discussed in Note B of Notes to Condensed Consolidated Financial Statements, as a result of the Sun Transaction, the Company reduced its workforce by 542 employees and discontinued its storage product business.

THE SUN TRANSACTION
On November 24, 1997 (the "Closing"), pursuant to the Agreement, the Company sold substantially all of the assets associated with its storage products business to Sun. The Agreement had contemplated that the aggregate consideration to be paid to the Company by Sun for such assets was to be $185,000,000, of which $150,000,000 in cash was to be paid at the closing (the "Closing Payment") and $35,000,000 was to be payable on July 1, 1998 (the "Second Payment"). Pursuant to the terms of a Modification Agreement, dated as of November 24, 1997, among Encore and Sun, the parties agreed that the final amount of the Closing Payment would be reduced to $149,882,683 to reflect that Sun was assuming certain liabilities of certain non-U.S. subsidiaries of the Company in the amount of $117,317, which Sun had not previously agreed to assume under the terms of the Agreement. In addition, the parties further agreed that Sun was to pay an additional amount of $1,285,544 to Encore for the purchase by Sun of certain finished storage product units, as contemplated by the terms of the Agreement. Thus, the aggregate amount paid by Sun to Encore at the Closing was $151,168,227 (the "Total Cash Closing Payment"), which was paid by Sun to Encore as follows: (i) at the Company's request, $118,550,972.57 was paid to Gould, which represented payment by Encore to Gould for (I) the aggregate amount of outstanding principal amount of indebtedness, and accrued interest thereon, owed by the Company to Gould and (II) a portion of the cost of redeeming Encore's outstanding Preferred Stock, all of which was then owned by Gould and EFI, pursuant to an agreement dated July 17, 1997 between the Company and Gould (the "Gould Agreement"); (ii) at the Company's request, $11,876 was paid in French Francs to Encore Computer, S.A, a wholly-owned subsidiary of Encore; (iii) $22,000,000 was paid to First Trust of California, National Association, as escrow agent, pursuant to the terms of an escrow arrangement between Encore and Sun; and (iv) the remainder was paid to the Company. The purchase price for the sale of assets in the Sun Transaction, and the modifications thereto as described above, were determined as a result of arms-length negotiations between Encore and Sun.

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

In connection with the Gould Agreement, the Company agreed to redeem all of the Preferred Stock held by Gould and EFI at the Closing for $60 million in cash, of which $25 million was paid from the Total Cash Closing Payment as described above and the balance paid by assigning to Gould the right to receive the Second Payment from Sun. However, under the Agreement, Sun has the right to set off against the Second Payment, any amounts owed to Sun by Encore pursuant to its indemnification obligations. If the amount paid to Gould by Sun on July 1, 1998 is less than $35 million due to the inaccuracy of any representation or warranty of Encore in the Agreement, the failure by Encore to fulfill any obligation under the Agreement, or any other act or omission of Encore, under the Gould Agreement, Encore will be indebted to Gould for the amount by which such payment is less than $35 million. In addition, if the $35 million is not paid to Gould by July 31, 1998, Gould will be entitled to receive from Encore shares of Series B, D, E, F, G, H, and I Preferred Stock which represent accrued but unpaid dividends on Gould's Preferred Stock as of November 24, 1997. These unpaid dividends represent 426,784 shares with a liquidation preference of $42,678,400. If the full $35 million is paid to Gould by July 31, 1998, Gould will waive its right to receive these accrued but unpaid dividends. Additionally, if the full $35 million is paid to Gould by July 31, 1998, Gould agreed to waive any right it may have as a holder of Common Stock to participate in the first $30 million which the Company may distribute to its shareholders as a liquidating dividend in any liquidation within two years after the Closing. In light of the uncertainties about the amount which will be received with regard to the Second Payment, the Company has not recorded the Second Payment as an asset and will not do so until the amount that will be paid can be ascertained with reasonable certainty. Because the Company is required to make the $35 million payment to Gould to the extent the Second Payment is less than that amount, the decision to defer recognition of the Second Payment as an asset has resulted in the Company's carrying the entire $35 million obligation to Gould as a liability without an offsetting asset. Management feels that any set off to the Second Payment will not be material, based on all current information, and intends to make all efforts to collect the Second Payment in its entirety. However, the ultimate resolution of these matters is not presently determinable.

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

EVENTS FOLLOWING THE SUN TRANSACTION

When the Company completed the sale of its storage products business, the Board of Directors decided the Company should, at least until the Board's January 1998 meeting, (a) explore the possibility of attempting to develop and market clustering software in a Windows NT environment for various types of computer hardware, and (b) explore the feasibility of continuing, and attempting to expand, its real time computer systems business. In January 1998, the Board of Directors (i) decided the Company should discontinue its efforts to develop clustering technology in a Windows NT environment for various types of computer hardware resulting in a termination charge of $743,500, and (ii) authorized the Company to retain an investment banker to explore strategic options with respect to the real time business.

On March 2, 1998, the Company signed a letter of intent to sell its real time computer systems business to Gores Technology Group. That transaction was subject to completion by Gores of due diligence and to negotiation and execution of definitive agreements. Upon the sale of its real time computer systems business to Gores or to any other purchaser, the Company no longer will have any business operations. Therefore, if the Company's shareholders are asked to approve a sale of the real time computer systems business, they almost surely will also be asked to approve a liquidation of the Company.

On June 3, 1998, the Company and Gores entered into a definitive agreement for the sale of the real-time business on the following principal terms: Gores will acquire all of the Company's assets, other than cash, and assume all of its liabilities related to the real-time business. The purchase price is $3 million in cash, all of which would be paid at closing. The price reflects changes to the balance sheet of the real-time business since the preliminary 12/31/97 balance sheet which was the basis for the price set forth in the letter of intent. Gould Electronics Inc., the Company's principal shareholder, will be jointly and severally liable with the Company for indemnification obligations to Gores under the agreement. Encore's real-time business in France is expected to be addressed separately in an agreement to be negotiated locally with Gores.

Pending the closing, Gores will operate the real-time business, retaining any positive cash flow and bearing any negative cash flow, pursuant to a management contract which will provide for a monthly management fee of $100,000 which will be fully refunded to Encore on closing. Encore will provide a $2 million line of credit to Gores to fund the operations of the real-time business until the closing. The closing is subject to customary conditions, including Encore shareholder aproval.

At March 29, 1998, the Company had total assets of $28,853,000, including restricted cash of $5,438,000, and cash and cash equivalents of $15,453,000, but not including any amount for the Second Payment (which is to be $35,000,000, but is subject to setoffs which could reduce this amount), and had liabilities of $49,265,000, including $8,070,000 of estimated severance costs and other costs related to the sale of the Company's storage products business and discontinuance of its efforts to develop clustering software in a Windows NT environment, and the $35,000,000 payable to Gould. If the sale of the real-time business is consummated, the assets of the Company available for distribution to shareholders on liquidation would be: (i) the Company's assets at March 29, 1998 plus the Second Payment net of any set off, less its liabilities at March 29, 1998 including the $35 million payable to Gould, plus or minus; (ii) the Company's net positive or negative cash flow between March 30, 1998 and May 31, 1998 (including any amount by which the severance and other costs related to the sale of the storage products business and the discontinuance of the Company's efforts to develop clustering software in a Windows NT environment, paid after March 29, 1998 are greater or less than the estimated amount reflected on the Company's March 29, 1998 balance sheet), plus or minus; (iii) the proceeds from the sale of the Company's real time computer systems business; minus (iv) costs of the liquidation and reserves for any contingent liabilities, including any pending litigation.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 29, 1998, the Company has a net capital deficiency and a working capital deficiency. If Sun does not make the Second Payment in full, the Company will be obligated to pay the difference to Gould, and may not be able to satisfy its obligations. Management feels that any set off to the Second Payment will not be material, based on all current information, and intends to make all efforts to collect the Second Payment in its entirety. However, the ultimate resolution of these matters is not presently determinable.

RESULTS OF OPERATIONS:

Net sales for the three month periods ended March 29, 1998 and March 30, 1997 were $4,722,000 and $8,333,000, respectively. For the three month period ended March 29, 1998, equipment sales decreased 63% to $1,543,000 when compared to $4,183,000 for the three month period ended March 30, 1997. Service revenues for the three month periods ended March 29, 1998 and March 30, 1997 were $3,179,000 and $4,150,000, respectively. Real-time equipment sales for the three month period ended March 29, 1998 were $1,543,000 compared to $2,949,000 for the same period in 1997. Storage product equipment sales for the three months ended March 30, 1997 were $1,234,000. The Company had no storage product equipment sales for the three month period ended March 29, 1998 as a result of the Sun Transaction. Real-time service revenues were $3,179,000 for the three month period ended March 29, 1998, compared to $4,150,000 for the same period of 1997. No service revenues were derived from the storage product business in the first three months of either 1998 or 1997. The Company's operating loss for the three month period in 1998 was $652,000 compared to an operating loss of $18,019,000 for the same period in 1997.

Equipment sales as a percentage of total net sales for the three months ended March 29, 1998 and March 30, 1997 were 33%, and 50%, respectively. For real-time equipment sales, the respective percentages were 33%, and 35% of total net sales in the three month periods ended March 29, 1998 and March 30, 1997, respectively. Storage product sales for the three months ended March 30, 1997 were 15% of total net sales. The decrease in equipment sales for the three month period in 1998 is primarily due to certain of the Company's traditional real-time products having reached the end of their product life cycle. International equipment sales decreased 37% to $870,000 for the three months ended March 29, 1998. International real-time product sales decreased 63% to $870,000 from $2,327,000 for the period ended March 30, 1997. Domestic equipment sales decreased 76% to $673,000 for the period ended March 29, 1998 compared to the period ended March 30, 1997, with storage product sales decreasing to $0 from $2,177,000.

Continued declining service revenues reflect the effect on the service business of: (i) the Company's prolonged decline in equipment sales; (ii) the price competitiveness of the marketplace; and (iii) the completion of long running government programs and subsequent deinstallation of systems. The Company expects this trend to continue. International service sales decreased 29% to $1,818,000 for the three month period ended March 29, 1998, while domestic service sales decreased 14% to $1,361,000 compared to the three month period in 1997. No service sales were derived from the storage product business for the periods ended March 29, 1998 and March 30, 1997.

International net sales decreased 32% (45% for real-time) for the three month period ended March 29, 1998 when compared to the same period in 1997. Domestic net sales decreased 54% (8% for real-time) for the three month period ended March 29, 1998 when compared to the 1997 three month period. International sales for the three months ended March 29, 1998 were $2,688,000, or 57% of total net sales. International real-time net sales for the three months ended March 30, 1997 were $4,888,000, or 59% of total net sales.

Total cost of sales decreased in the three month period ended March 29, 1998 to $2,562,000 ($2,562,000 for real-time and $0 for storage product), from $11,445,000 ($7,212,000 for real-time and $4,233,000 for storage product) from the same period in 1997. The decrease was due generally to lower sales volumes and lower spending resulting from the Sun Transaction.

Cost of equipment sales for the three month period ended March 29, 1998 were $590,000 or 12% of net sales. Cost of real-time equipment sales for the three month period ended March

30, 1997 were $2,943,000 or 35% of net sales. Cost of storage product sales exceeded storage product sales by $2,999,000 for the three month period ended March 30, 1997. Gross margins on real-time equipment sales were $953,000 and $6,000, or 62% and .2% for the three month periods ended March 29, 1998 and March 30, 1997, respectively. A negative gross margin was generated by the storage product business of $2,999,000 for the three month period ended March 30, 1997.

Equipment gross margins for the three months ended March 29, 1998 were $953,000 or 62% of equipment sales. Equipment gross margins were negatively impacted for the same period in 1997 due to the discounting of storage products in order to penetrate the marketplace and establish reference accounts. Warranty costs related to the Storage Product in 1997 were also higher than anticipated due to engineering changes on current installations and spare part inventory. Factory variances related to lower production volumes and underutilization of manufacturing capacity also lowered gross margin in the three month period ended March 30, 1997.

For the three month period ended March 29, 1998, service gross margins were $1,207,000 compared to a loss of $119,000 for the same period in 1997. For the three month period in 1997, service margins were reduced for investments in various programs and infrastructure necessary to support the storage product line. The Company invested $1,400,000 (34% of service sales) in the three month period ended March 30, 1997. Sun purchased all fixed assets and spares inventory related to the storage product and hired all storage product service personnel.

All service sales are derived from installed real-time products and the cost structure within the service department is highly variable due to the utilization of service partners. Therefore, as revenues decline, costs decline as well. Moreover, management continues to reduce fixed costs on an ongoing basis. Gross margins on real-time service sales were $1,207,000 (38%), and $1,281,000 (31%) for the three month periods ended March 29, 1998 and March 30, 1997, respectively.

Research and development expenses for the three month period ended March 29, 1998 were $416,000 compared to $7,269,000 for the same period in 1997. The decrease in 1998 expenses is primarily the result of the Sun Transaction. Sun either hired or contracted 147 or 68% of total research and development personnel. Research and development expenses as a percentage of net sales decreased to 9% for the three month period in 1998, compared to 87% in 1997.

In December 1997, the Company established a separate research and development organization to focus on opportunities in the Microsoft NT environment. However, in January 1998, as more fully discussed in Note C of the Notes to Condensed Consolidated Financial Statements, the Board of Directors voted not to pursue the NT opportunity.

Sales, general and administrative ("SG&A") expenses for the three month period ended March 29, 1998 were $1,652,000 compared to $7,638,000 for the same period in 1997. The decrease in expenses was due primarily to the Sun Transaction. As a percentage of net sales, SG&A expenses were 35% and 92% for the three month periods ended March 29, 1998 and March 30, 1997, respectively.

Sun hired 65 storage product sales and marketing personnel or 45% of the Company's total sales and marketing employees. Subsequently, the Company downsized the real-time sales and marketing organization to 30 employees.

Interest expense decreased in the three month period ended March 29, 1998 to $12,000 from $1,399,000 in the same period of 1997 due to the repayment of the Gould debt in connection with the Sun Transaction.

Other expense, net, was lower for the three month period of 1998 than the same period in 1997 due principally to lower foreign exchange losses and losses on the sale of certain fixed assets.

Income taxes provided for the three month periods in 1998 and 1997 relate to operations of foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES:
For the period ended March 29, 1998, the Company reported a net loss of $766,000 compared to a net loss of $20,023,000 for the same three month period of 1997. Net cash used in operating activities for the first quarter of 1998 was $7,732,000 compared to $9,044,000 for the same period in 1997. Net income, adjusted for non cash items was $167,000, as the Company recorded termination charges of $744,000, and depreciation and amortization of $190,000. Working capital was reduced as accounts receivable and inventories decreased by $130,000 and $132,000, respectively, offset by accounts payable and accrued liabilities which decreased by $8,576,000. As of March 29, 1998, total capital deficiency was $20,412,000 versus $19,646,000 as of December 31, 1997.

Expenditures for property and equipment during the quarters ended March 29, 1998 and March 30, 1997 were $4,000 and $725,000, respectively. The decrease in 1998 spending resulted from management's decision to limit capital expenditures to a minimum in light of the sale of the storage products business to Sun and the uncertainty of the continuing real-time business.

There were no financing activities in the first quarter of 1998. Cash was provided through financing activities of $10,839,000 in the first quarter of 1997. The principal source of financing was through various agreements provided by the Japan Energy Group, including Gould and other affiliates of Gould. On March 19, 1997, the Company and Gould agreed to cancel $40,000,000 of indebtedness owed to Gould under their loan agreement (the "Credit Agreement") in exchange for the issuance to Gould of 400,000 shares of the Company's Series I Convertible Preferred Stock ("Series I") with a liquidation preference of $40,000,000. In addition to the exchange of indebtedness for shares of Series I, the Company and Gould also agreed to amend the Credit Agreement to: (i) reduce the maximum amount which could be borrowed by the Company from $80,000,000 to $50,000,000; and (ii) provide that any borrowings in excess of $41,915,869 (the principal amount outstanding on March 19, 1997 after giving effect to the exchange of indebtedness for shares of Series I) may be made only at the discretion of Gould. At the closing of the Sun Transaction, the Company paid to Gould $93,551,000 in principal and accrued interest in satisfaction of its indebtedness to Gould at that date.

Restricted cash of $5,438,000 and $14,083,000 at March 29, 1998 and December 31, 1997, respectively, was held in an escrow account pursuant to an escrow agreement dated November 24, 1997 between the Company and Sun. The escrow arrangement was established to ensure that certain of the Company's liabilities at the closing date of the Sun Transaction would be paid when due. As the Company pays these liabilities, escrow funds are released to the Company. These funds are invested in a U.S. Bank money market fund and will be made available to the Company pursuant to the terms of the agreement. At May 13, 1998, $1,235,000 in cash remained in escrow. The majority of cash and cash equivalents at March 29, 1998 consists of cash available to the Company from the total cash closing payment from the Sun Transaction and cash at various international subsidiaries.

With minor exceptions, all cash in the international subsidiaries is freely remittable to the United States.

The Company has signed a letter of intent to sell its real-time business. If the sale is consummated, it is anticipated that the Company will be liquidated. (See Note D of Notes to Condensed Consolidated Financial Statements).

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 29, 1998, the Company has a net capital deficiency and a working capital deficit. If Sun does not make the Second Payment in full, the Company will be obligated to pay the difference to Gould, and may not be able to satisfy its obligations. Management feels that any set off to the Second Payment will not be material, based on all current information, and intends to make all efforts to collect the Second Payment in its entirety. However, the ultimate resolution of these matters are not presently determinable.

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

The Year 2000 issue may also effect the systems and application of the Company's customers or suppliers. The Company has initiated communications with a number of its suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company will continue similar communication with major customers, and the balance of its major suppliers, during 1998 to receive appropriate warranties and assurances that those parties are, or will be, Year 2000 compliant. Although the Company currently does not anticipate any material impact on its operations as a result of Year 2000 issues of its customers or suppliers, at this stage of its review, no assurance can be given that the failure by one or more of its major suppliers or customers to become Year 2000 compliant will not have a material adverse impact on its operations.

CAUTIONARY STATEMENT RELATING TO FORWARD-LOOKING STATEMENTS
The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations and beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: decline in demand for the Company's products; and the effect of general economic conditions generally and factors affecting the computer industry. These statements by their nature involve substantial risks and uncertainties and actual events or results may differ as a result of these and other factors. (See
Exhibit 99 incorporated herein by reference to the Company's Form 10-Q for the period ended June 30, 1996.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

         Exhibit No. 27 - Financial Data Schedule. See page 24.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended March 29, 1998.

                          ENCORE COMPUTER CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Encore Computer Corporation


                       ---------------------------        --------------------
Date:  June 4, 1998    Kenneth G. Fisher                  Linda J. Matthews
                       Chairman  of the Board             Corporate Controller
                       and Chief Executive Officer

                                 EXHIBIT INDEX

EXHIBIT       DESCRIPTION
-------       -----------
  11          Statement re: corporation of per share earnings.

  27          Financial Data Schedule.