Form 10-Q
period 1998-06-28
ENCORE COMPUTER CORP /DE/
filed 1998-08-13
CIK 764037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1998

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

                               Title of each class

                     Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    X   Yes  _______  No

The number of shares outstanding of the registrant's only class of Common Stock as of August 10, 1998 was 67,450,907.

                           ENCORE COMPUTER CORPORATION





                                      Index

                                                                            PAGE
                                                                            ----

Part I              FINANCIAL INFORMATION

Item 1              Condensed Consolidated Financial Statements                3

                    Notes to Condensed Consolidated
                    Financial Statements                                       8

Item 2              Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       16

Part II             OTHER INFORMATION                                         25

Signature Page                                                                26

ENCORE COMPUTER CORPORATION

Condensed Consolidated Statements of Operations
--------------------------------------------------------------------------------
(Unaudited)
(in thousands except per share data)
--------------------------------------------------------------------------------

                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                 ---------------------    ---------------------
                                  JUNE 28,   JUNE 29,      JUNE 28,   JUNE 29,
                                    1998       1997          1998       1997
                                 ---------- ----------    ---------- ----------

Net sales:
 Equipment                       $   1,826  $   3,411    $    3,369 $     7,594
 Service                             3,055      3,943         6,234       8,093
                                 ---------  ---------    ---------- -----------
  Total                              4,881      7,354         9,603      15,687
                                 ---------  ---------    ---------- -----------

Costs and expenses:
 Cost of equipment sales             1,109      6,122         1,699      13,298
 Cost of service sales               2,130      4,285         4,102       8,554
 Research and development              296      7,152           712      14,421
 Sales, general and
  administrative                     2,452      7,580         4,104      15,218
 Termination charge                    826          0         1,570           0
                                 ---------  ---------    ---------- -----------
  Total                              6,813     25,139        12,187      51,491
                                 ---------  ---------    ---------- -----------

Operating loss                      (1,932)   (17,785)       (2,584)    (35,804)

 Interest expense, principally
   related parties in 1997              (9)    (1,355)          (21)     (2,754)
 Interest income                       246         32           472          61
 Other (expense)/income, net            19       (500)         (305)     (1,163)
 Gain on Sun Transaction            25,308          -        25,308           -
                                 ---------  ---------    ---------- -----------

Income (loss) before income taxes   23,632    (19,608)       22,870     (39,660)

Prov (credit) for income taxes        (112)       196          (108)        167
                                 ---------  ---------    ---------- -----------

Net income (loss)                $  23,744  $ (19,804)   $   22,978 $   (39,827)
                                 =========  =========    ========== ===========

Net income (loss) per common share:

Net income (loss) attributable
  to common shareholders         $  23,744  $ (27,066)   $   22,978 $   (53,949)
                                 =========  =========    ========== ===========

Basic and diluted income
  (loss) per common share        $    0.35  $   (0.72)   $     0.34 $     (1.44)
                                 =========  =========    ========== ===========

Weighted average shares
 of common stock                    67,449     37,417        67,450      37,347
                                 =========  =========    ========== ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

ENCORE COMPUTER CORPORATION

Condensed Consolidated Balance Sheets
--------------------------------------------------------------------------------
(in thousands except share data)
--------------------------------------------------------------------------------

                                                           UNAUDITED
                                                            JUNE 28,   DEC 31,
                                                              1998      1997
                                                           ---------  ---------

ASSETS
Current assets:
 Cash and cash equivalents                                $   16,194  $  14,544
 Restricted cash                                               1,271     14,083
 Accounts receivable, less allowance                           6,050      5,752
 Due from Gores                                                  287          -
 Inventories (Note E)                                            707        246
 Prepaid expenses and other current assets                       874        855
                                                          ----------  ---------
  Total current assets                                        25,383     35,480

Property and equipment, net                                      791      1,063
Other assets                                                     490        908
                                                          ----------  ---------
  Total assets                                            $   26,664  $  37,451
                                                          ==========  =========



LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Current liabilities:
 Accounts payable and accrued liabilities (Note F)        $   13,640  $  22,097
 Due to Gould Electronics (Note B)                             9,692     35,000
                                                          ----------  ---------
  Total current liabilities                                   23,332     57,097


Shareholders' Equity (Capital Deficiency):
 Common stock, $.01 par value; authorized 200,000,000
  shares; issued 67,450,907 and 67,447,309 in 1998
  and 1997, respectively                                         674        674
 Additional paid-in capital                                  427,012    427,012
 Accumulated deficit                                        (424,354)  (447,332)
                                                          ----------  ---------
  Total shareholders' equity (capital deficiency)              3,332    (19,646)
                                                          ----------  ---------
  Total liabilities and shareholders' equity
      (capital deficiency)                                $   26,664  $  37,451
                                                          ==========  =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

ENCORE COMPUTER CORPORATION

Condensed Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
(Unaudited)
(in thousands)
--------------------------------------------------------------------------------

                                                          SIX MONTHS  SIX MONTHS
                                                             ENDED       ENDED
                                                            JUNE 28,   JUNE 29,
                                                              1998       1997

Cash flows from operating activities:
Net income (loss)                                          $ 22,978   $ (39,827)
Adjustments to arrive at net cash used in
 operating activities:
 Gain on Sun Transaction                                    (25,308)          -
 Depreciation and amortization                                  586       3,897
 Inventory obsolescence and writedown to lower of cost
  or market                                                       -         540
 Bad debt provision                                               -         408
 Termination charge                                           1,570           0
Net changes in operating assets and liabilities:
 Accounts receivable                                           (298)      6,553
 Inventories                                                   (461)      3,881
 Prepaid expenses and other current assets                      (19)         58
 Other assets                                                   298           2
 Accounts payable and accrued liabilities                   (10,027)       (372)
 Other liabilities                                                -         130
                                                           --------   ---------
  Net cash used in operating activities                     (10,681)    (24,730)
                                                           --------   ---------

Cash flows from investing activities:
 Proceeds from Sun Transaction                               25,308           -
 Additions to property and equipment                           (194)       (690)
                                                           --------   ---------
  Net cash provided by (used) in investing activities        25,114        (690)
                                                           --------   ---------
Cash flows from financing activities:
 Net borrowings under revolving loan agreements                   -      24,402
 Net advances under revolving loan agreements                  (287)          -
 Principal payments of long term debt                             -         (92)
 Issuance of common stock                                         -         329
 Payment of Due to Gould                                    (25,308)          -
                                                           --------   ---------
  Net cash (used in) provided by financing activities       (25,595)     24,639
                                                           --------   ---------

Decrease in cash and cash equivalents                       (11,162)       (781)
Decrease in restricted cash                                  12,812           -
                                                           --------   ---------
                                                              1,650        (781)
Cash and cash equivalents, beginning                         14,544       3,936
                                                           --------   ---------

Cash and cash equivalents, ending                          $ 16,194   $   3,155
                                                           ========   =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

ENCORE COMPUTER CORPORATION

Condensed Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------


Supplemental disclosure of cash flow information (in thousands):

                                                       SIX MONTHS     SIX MONTHS
                                                          ENDED          ENDED
                                                         JUNE 28,      JUNE 29,
                                                           1998          1997
                                                       -----------    ----------

 Cash paid during the period for interest              $       22    $        55

 Cash paid during the period for income taxes          $      722    $     1,212



Non-cash investing and financing activities:

 Indebtedness exchanged for preferred stock            $        0    $    40,000









The accompanying notes are an integral part of the condensed consolidated financial statements.

ENCORE COMPUTER CORPORATION
Condensed Consolidated Statements of Shareholders' Equity (Capital Deficiency)
   for the six months ended June 28, 1998
--------------------------------------------------------------------------------
(unaudited)
(in thousands except share data)
--------------------------------------------------------------------------------


                                                            COMMON STOCK                                            SHAREHOLDERS'
                                                      ------------------------    ADDITIONAL                            EQUITY
                                                                        PAR         PAID-IN        ACCUMULATED         (CAPITAL
                                                        SHARES         VALUE        CAPITAL          DEFICIT          DEFICIENCY)
                                                      ----------     ---------  --------------    -------------    ----------------

Balance December 31, 1997                             67,447,309     $     674  $      427,012    $    (447,332)   $        (19,646)

Shares issued through employee stock purchase
  plan at a price of $.23 per share                        3,596             -               -                                    -

Net income                                                                                               22,978              22,978
                                                      ----------     ---------  --------------    -------------    ----------------
Balance June 28, 1998                                 67,450,907     $     674  $      427,012    $    (424,354)   $          3,332
                                                      ==========     =========  ==============    =============    ================









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

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 established standards for public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes the standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 requires a public business enterprise to report financial and descriptive information about its reportable operating segments. The financial information is required to be reported on the basis that it is used internally for evaluation segment performance and deciding how to allocate resources to segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. Management does not believe that the requirements of SFAS 131 will have a material impact on the Company's financial statements.

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going-concern. The Company has agreed to sell its principal operating assets and plans to liquidate after November 24, 1998. The Company will incur substantial expenses in connection with a liquidation. The accompanying condensed consolidated financial statements do not reflect either the effects of the proposed sale of the Company's principal operating assets or the expenses it will incur in connection with its liquidation. The Company has a substantial obligation to Gould Electronics Inc. under an agreement by which the Company sold its storage products business to Sun. Sun has withheld a portion of that Second Payment, because of claimed offsets. If Sun does not make the balance of the Second Payment, the Company's obligation to Gould (which is reflected on its balance sheet) plus expenses incurred in connection with the Company's liquidation (which are not reflected on its balance sheet) are likely to exceed its assets. The ultimate resolution of these matters are not presently determinable.

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

Net income (loss) per common share was determined by dividing the net income
(loss), as adjusted for the aggregate amount of dividends on the Company's preferred stock, by applicable shares outstanding. There were no preferred stock dividends for the three and six month periods ended June 28, 1998. Preferred stock dividends amounted to $7,262,500 and $14,122,100 for the three and six month periods ended June 29, 1997, respectively. Based on capital deficiencies, the Company was precluded from paying dividends on its preferred stock outstanding. Accordingly, the Company accumulated preferred stock dividends since July 15, 1996. All preferred stock dividends other than those accumulated at June 28, 1998 have been paid in additional shares of the appropriate class of preferred stock. On July 31, 1998 all accumulated preferred stock dividends were issued to Gould in connection with the Gould Agreement as discussed more fully in Note B of Notes to Condensed Consolidated Financial Statements.

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

In connection with the Gould Agreement, the Company agreed to redeem all of the Preferred Stock held by Gould and EFI at the Closing for $60 million in cash, of which $25 million was paid from the Total Cash Closing Payment as described above and the balance paid by assigning to Gould the right to receive the Second Payment. However, under the Agreement, Sun has the right to set off against the Second Payment, any amounts owed to Sun by Encore pursuant to its indemnification obligations. If the amount paid to Gould by Sun on July 1, 1998 was less than $35 million due to the inaccuracy of any representation or warranty of Encore in the Agreement, the failure by Encore to fulfill any obligation under the Agreement, or any other act or omission of Encore, under the Gould Agreement, Encore would be indebted to Gould for the amount by which such payment is less than $35 million. In addition, if the $35 million was not paid to Gould by July 31, 1998, Gould would be entitled to receive from Encore shares of Series B, D, E, F, G, H, and I Preferred Stock which represent accrued but unpaid dividends on Gould's Preferred Stock as of November 24, 1997. These unpaid dividends represent 426,784 shares with a liquidation preference of $42,678,400 (the "Unpaid Dividend Shares"). If the full $35 million was paid to Gould by July 31, 1998, Gould would waive its right to receive these accrued but unpaid dividends. Additionally, Gould had agreed to waive any right it may have had as a holder of Common Stock to participate in the first $30 million which the Company could distribute to its shareholders as a liquidating dividend in any liquidation within two years after the Closing. In light of the uncertainties about the amount which would be received with regard to the Second Payment, the Company did not record the Second Payment as an asset as of December 31, 1997. Because the Company was required to make the $35 million payment to Gould to the extent the Second Payment was less than that amount, the decision to defer recognition of the Second Payment as an asset resulted in the Company's carrying the entire $35 million obligation to Gould as a liability without an offsetting asset at December 31, 1997.

On June 25, 1998, Sun informed Encore of their intent to setoff $10,062,000 less $370,000 subsequently reimbursed, for a total setoff of $9,692,000. The setoff relates to the following: (i) $1,025,000 claim by Sun that Encore was unable to deliver to Sun the right to use certain Test Software; (ii) $5,000 outside legal fees and other expenses incurred regarding a threatened action by Memorex Telex Italia relating to an alleged breach of Encore's promise to deliver certain product features, as well as a $1,000,000 demand by Memorex for compensation relating to their claim of lost sales and their exclusion from competing for future storage bids at Telecom Italia; (iii) $350,000 relating to Sun's claim for indemnifiable costs associated with obtaining proper CSA/VDE/UL/TUV certification of Encore's SP40/A7000 and Remote Dual Copy hardware; (iv) $7,200,000 relating to Sun's claim for indemnifiable costs associated with the repair or replacement of storage products sold by Encore prior to the closing which Sun claims have failed to conform to Encore's warranties, customer commitments, product specification and/or quality standards. Encore has requested Sun to provide documentation regarding these claims; however, the ultimate resolution of these matters is not presently determinable. On July 1, 1998, Sun paid Gould $25,308,000 with regard to the Second Payment, which was recorded as income in June 1998. Therefore, Encore owes Gould $9,692,000 under the Agreement and that amount was not paid by July 31, 1998. In order to avoid the need for Encore to make a payment of $9,692,000 to Gould by July 31, 1998, or be irrevocably obligated to issue the Unpaid

Dividend Shares, without knowing the amount, if any, it might recover through future payments of additional portions of the Second Payment, Gould gave Encore the option (the "Option") to repurchase the Unpaid Dividend Shares at any time on or before July 31, 1999 for an amount equal to (a) $35,000,000, minus (b) all sums Gould receives with regard to the Second Payment, plus (c) interest on that amount at 8.5% per annum from August 1, 1998 to the day the Option is exercised. On July 16, 1998, a committee of the Board of Directors approved the issuance of the dividend shares to Gould which were issued on July 31, 1998. If Encore does not exercise its Option by July 31, 1999, Gould's Preferred Stock will absorb all of the liquidation proceeds, if any, as discussed more fully in Note D of Notes to Condensed Consolidated Financial Statements.

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

Restricted cash of $1,271,000 and $14,083,000 at June 28, 1998 and December 31, 1997, respectively, represents cash held in an escrow account pursuant to an escrow agreement dated November 24, 1997 between the Company and Sun. The escrow arrangement was established to ensure that certain of the Company's liabilities at the closing date of the Sun Transaction, would be paid when due. As the Company pays these liabilities, escrow funds are released to the Company. These funds are invested in a U.S. Bank money market fund and will be made available to the Company pursuant to the terms of the escrow agreement.

C.  TERMINATION CHARGES

During the quarter ended June 28, 1998, pursuant to the Asset Purchase Agreement (the "Asset Purchase Agreement") with Gores Technology Group ("Gores"), discussed more fully in Note D of Notes to Condensed Consolidated Financial Statements, the Company recorded a termination charge of $826,000 relating to severance and benefit pay as a result of a 19 person reduction in workforce, including severance for employees which may be borne by Gores in accordance with a Management Agreement (the "Management Agreement") entered into on June 1, 1998, as discussed more fully in Note D of Notes to Condensed Consolidated Financial Statements

When the Company completed the sale of its storage products business, the Board of Directors decided the Company should, at least until the Board's January 1998 meeting, (a) explore the possibility of attempting to develop and market clustering software in a Windows NT environment for various types of computer hardware, and (b) explore the feasibility of continuing, and attempting to expand, its real time computer systems business. In January 1998, the Board of Directors (i) decided the Company should discontinue its efforts to develop clustering technology in a Windows NT environment for various types of computer hardware resulting in a termination charge of $743,500, and (ii) authorized the Company to retain an investment banker to explore strategic options with respect to the real time business.

D. PROPOSED SALE TO GORES TECHNOLOGY GROUP

On March 2, 1998, the Company signed a letter of intent with Gores Technology Group to sell the assets of the Company's real-time business for approximately $5.5 million based on a projected December 31, 1997 balance sheet for the Real-Time Business. The transaction was subject to the satisfactory completion of due diligence by Gores, the negotiation and execution of a definitive asset purchase agreement and the satisfaction of any closing conditions.

On June 4, 1998, the Company and Gores entered into a definitive agreement for the sale of the real-time business on the following principal terms: Gores will acquire substantially all of the Company's assets, other than cash, and assume substantially all of its liabilities related to the real-time business. The purchase price is $3 million in cash, all of which would be paid at closing. The reduction in price from that contemplated in the letter of intent reflects changes to the balance sheet of the real-time business since the projected 12/31/97 balance sheet which was the basis for the price set forth in the letter of intent. Gould Electronics Inc., the Company's principal shareholder, will be jointly and severally liable with the Company for indemnification obligations to Gores under the agreement. Encore's real-time business in France is expected to be addressed separately in an agreement to be negotiated locally with Gores.

Pending the closing, Gores is operating the real-time business in accordance with a Management Agreement (the "Management Agreement"), retaining any positive cash flow and bearing any negative cash flow, pursuant to a management contract which provides for a monthly management fee of $100,000 which will be fully refunded to Encore on closing. The Management Agreement provides that: (i) if the Asset Purchase Agreement terminates prior to the sale being approved by the shareholders, and the real-time business has generated negative cash flow from June 1, 1998 until such termination, Gores will refund to Encore the amount of the negative cash flow up to the amount of monthly management fees paid; (ii) if the Asset Purchase Agreement terminates prior to the sale being approved by the shareholders, and the real-time business has generated positive cash flow from June 1, 1998 until such termination, Gores will retain the positive cash flow and the management fees paid; : (iii) if the Asset Purchase Agreement is approved by the shareholders, and the real-time business has generated negative cash flow from June 1, 1998 until such approval, Gores will refund to Encore the amount of the negative cash flow and the management fees paid; (iv) if the Asset Purchase Agreement is approved by the shareholders, and the real-time business has generated positive cash flow from June 1, 1998 until such approval, Gores will retain the positive cash flow and return the management fees paid. Due to the uncertainty of the outcome of the Gores Transaction, the possible income or expense impact associated with the termination or closing of the Asset Purchase Agreement has not been recorded in the Company's Statement of Operations at June 28, 1998. Encore has provided a $2 million line of credit to Gores to fund the operations of the real-time business until the closing. By June 28, 1998, Gores had borrowed $287,000 under this line of credit. The closing is subject to customary conditions, including the approval of the Encore shareholders at a meeting which is expected to be held on September 11, 1998.

If the sale of the real-time business is consummated, it is anticipated that the Company will be liquidated after November 24, 1998. Gould owns 48.44% of the Company's outstanding common stock and has agreed to waive its right as a common shareholder to receive any portion of the first $30 million of liquidating distributions to the Company's shareholders in any liquidation of the Company which occurs prior to November 24, 1999. On June 25, 1998, Sun informed Encore of their intent to setoff $10,062,000 less $370,000 subsequently reimbursed, for a total setoff of $9,692,000. The setoff relates to the following: (i) $1,025,000 claim by Sun that Encore was unable to deliver to Sun the right to use certain Test Software; (ii) $5,000 outside legal fees and other expenses incurred regarding a threatened action by Memorex Telex Italia relating to an alleged breach of Encore's promise to deliver certain product features, as well as a $1,000,000 demand by Memorex for compensation relating to their claim of lost sales and their exclusion from competing for future storage bids at Telecom Italia; (iii) $350,000 relating to Sun's claim for indemnifiable costs associated with obtaining proper CSA/VDE/UL/TUV certification of Encore's SP40/A7000 and Remote Dual Copy hardware; (iv) $7,200,000 relating to Sun's claim for indemnifiable costs associated with the costs relating to the repair or replacement of storage products sold by Encore prior to the closing which Sun claims have failed to conform to Encore's warranties, customer commitments, product specification and/or quality standards. Encore has requested Sun to provide documentation regarding these claims; however, the ultimate resolution of these matters is not presently determinable. On July 1, 1998, Sun paid Gould $25,308,000 with regard to the Second Payment. Therefore, Encore owes Gould $9,692,000 under the Agreement. Because that amount was not paid by July 31, 1998, on July 31, 1998, Encore issued to Gould the Unpaid Dividend Shares with a liquidation preference of $42,678,400, as previously unpaid dividends on Preferred Stock Gould had owned prior to November 24, 1997. However, in order to avoid the need for Encore to make a payment of $9,692,000 to Gould by July 31, 1998, or be irrevocably obligated to issue the Unpaid Dividend Shares, without knowing the amount, if any, it might recover through future payments of additional portions of the Second Payment, Gould gave Encore the option (the "Option") to repurchase the Unpaid Dividend Shares at any time on or before July 31, 1999 for an amount equal to (a) $35,000,000, minus (b) all sums Gould receives with regard to the Second Payment, plus (c) interest on that amount at 8.5% per annum from August 1, 1998 to the day the Option is exercised. If Encore does not exercise its Option by July 31, 1999, Gould's Preferred Stock will absorb all of the liquidation proceeds, if any.

If the sale of the real-time business is consummated, the assets of the Company available for distribution to shareholders on liquidation would be: (i) the Company's assets at June 28, 1998 plus any additional amounts received with regard to the Second Payment, less its liabilities at June 28, 1998 including the $9,692,000 payable to Gould, plus or minus; (ii) any amount by which the severance and other costs related to the sale of the storage products business and the discontinuance of the Company's efforts to develop clustering software in a Windows NT environment as well as severance related to the Gores Transaction, paid after June 28, 1998 are greater or less than the estimated amount reflected on the Company's June 28, 1998 balance sheet, plus or minus;
(iii) the gain or loss from the sale of the Company's real time computer systems business; minus (iv) costs of the liquidation and reserves for any contingent liabilities, including any pending litigation, estimated by the Company to be approximately $10,624,000, which has not been recorded on the books of the Company as of June 28, 1998.

E. INVENTORIES

Inventories consist of the following (in thousands):

                                              June 28,        December 31,
                                                1998              1997
                                            ------------     -------------

Purchased parts                             $      486       $       174
Work in process                                    180                 0
Finished goods                                      41                72
                                            ----------       -----------
  Total inventory                           $      707       $       246
                                            ==========       ===========

All increases in inventory are purchases on behalf of Gores in accordance with the Management Agreement.

F. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

Accounts payable and accrued liabilities consist of the following (in thousands):

                                                      June 28,    December 31,
                                                        1998          1997
                                                    ------------  ------------

Accounts payable                                    $    2,374    $     1,064
Accrued salaries and benefits                            1,623          2,355
Accrued restructuring                                    7,445         13,655
Accrued taxes                                              137          1,048
Deferred income, principally
 maintenance contracts                                     828            638
Other accrued expenses                                   1,233          3,337
                                                    ----------    -----------
  Total accounts payable and accrued liabilities    $   13,640    $    22,097
                                                    ==========    ===========

During the six months ended June 28, 1998, pursuant to the Asset Purchase Agreement with Gores Technology Group, discussed more fully in Note D of Notes to Condensed Consolidated Financial Statements, the Company recorded a termination charge of $826,000 relating to severance and benefit pay as a result of a 19 person reduction in workforce, including severance for employees which may be borne by Gores in accordance with the Management Agreement entered into on June 1, 1998, as discussed more fully in Note D of Notes to Condensed Consolidated Financial Statements. Additionally, the Company recorded a termination charge of $743,500 related to severance and benefit pay as a result of a 13 person reduction in workforce associated with the Board of Directors decision not to pursue the NT opportunity In addition, in the fourth quarter of 1997, in conjunction with the Sun Transaction and subsequent reorganization, the Company recorded a termination charge of $17,685,000 related to: (i) severance and benefit pay of $6,323,000 as a result of a 542 person reduction in workforce, including severance for employees contracted by Sun, as the Company agreed to pay the difference between the completion bonus offered to contractors by Sun at the end of their contract and the amount of severance they were entitled to had they been terminated by the Company; (ii) $4,722,000 of retention payments pursuant to agreements between the Company and each of approximately 49 employees; (iii) $1,000,000 of incentive bonuses to certain key employees; (iv) $3,390,000 relating to the termination of European facility and automobile leases, and $350,000 relating to a domestic equipment lease; (v) an estimated $500,000 for leasehold improvements to be made at the Company's Fort Lauderdale facility which is leased from Sun; (vi) $1,150,000 in estimated legal and other fees associated with the Sun Transaction; and (vii) $250,000 accrued for legal fees in connection with the Shareholders Suit.

ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 28, 1998
            COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 29, 1997

The following is management's discussion and analysis of the financial condition and the results of operations of Encore Computer Corporation ("Encore" or the "Company") for the three and six month periods ended June 28, 1998 compared to the three and six month periods ended June 29, 1997. The Company's net income for the three and six months ended June 28, 1998 was $23,744,000 and $22,978,000, respectively, compared to a net loss for the same periods of 1997 of $19,804,000 and $39,827,000, respectively. The 1998 income is due principally to the recognition of the $25,308,000 gain with regard to the Second Payment due from Sun, which was recorded in the three month period ended June 28, 1998.

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

In connection with the Gould Agreement, the Company agreed to redeem all of the Preferred Stock held by Gould and EFI at the Closing for $60 million in cash, of which $25 million was paid from the Total Cash Closing Payment as described above and the balance paid by assigning to Gould the right to receive the Second Payment from Sun. However, under the Agreement, Sun had the right to set off against the Second Payment, any amounts owed to Sun by Encore pursuant to its indemnification obligations. If the amount paid to Gould by Sun on July 1, 1998 was less than $35 million due to the inaccuracy of any representation or warranty of Encore in the Agreement, the failure by Encore to fulfill any obligation under the Agreement, or any other act or omission of Encore, under the Gould Agreement, Encore would be indebted to Gould for the amount by which such payment is less than $35 million. In addition, if the $35 million was not paid to Gould by July 31, 1998, Gould would be entitled to receive from Encore shares of Series B, D, E, F, G, H, and I Preferred Stock which represent accrued but unpaid dividends on Gould's Preferred Stock as of November 24, 1997. These unpaid dividends represent 426,784 shares with a liquidation preference of $42,678,400. If the full $35 million was paid to Gould by July 31, 1998, Gould would waive its right to receive these accrued but unpaid dividends. Additionally, Gould agreed to waive any right it may have as a holder of Common Stock to participate in the first $30 million which the Company may distribute to its shareholders as a liquidating dividend in any liquidation within two years after the Closing. In light of the uncertainties about the amount which would be received with regard to the Second Payment, the Company did not record the Second Payment as an asset at December 31, 1997. Because the Company was required to make the $35 million payment to Gould to the extent the Second Payment was less than that amount, the decision to defer recognition of the Second Payment as an asset resulted in the Company's carrying the entire $35 million obligation to Gould as a liability without an offsetting asset at December 31, 1997.

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

On March 2, 1998, the Company signed a letter of intent to sell its real time computer systems business to Gores Technology Group. That transaction was subject to completion by Gores of due diligence and to negotiation and execution of definitive agreements. Upon the sale of its real time computer systems business to Gores or to any other purchaser, the Company no longer will have any business operations. Therefore, when the Company's shareholders are asked to approve a sale of the real time computer systems business, they will also be asked to approve a liquidation of the Company after November 24, 1998.

On June 4, 1998, the Company and Gores entered into a definitive agreement for the sale of the real-time business on the following principal terms: Gores will acquire substantially all of the Company's assets, other than cash, and assume substantially all of its liabilities related to the real-time business. The purchase price is $3 million in cash, all of which would be paid at closing. The reduction in price from that contemplated in the letter of intent reflects changes to the balance sheet of the real-time business since the projected 12/31/97 balance sheet which was the basis for the price set forth in the letter of intent. Gould Electronics Inc., the Company's principal shareholder, will be jointly and severally liable with the Company for indemnification obligations to Gores under the agreement. Encore's real-time business in France is expected to be addressed separately in an agreement to be negotiated locally with Gores.

Pending the closing, Gores is operating the real-time business, in accordance with a Management Agreement (the "Management Agreement"), retaining any positive cash flow and bearing any negative cash flow, pursuant to a management contract which provides for a monthly management fee of $100,000 which will be fully refunded to Encore on closing. The Management Agreement provides that: (i) if the Asset Purchase Agreement terminates prior to the sale being approved by the shareholders, and the real-time business has generated negative cash flow from June 1, 1998 until such termination, Gores will refund to Encore the amount of the negative cash flow up to the amount of monthly management fees paid; (ii) if the Asset Purchase Agreement terminates prior to the sale being approved by the shareholders, and the real-time business has generated positive cash flow from June 1, 1998 until such termination, Gores will retain the positive cash flow and the management fees paid; : (iii) if the Asset Purchase Agreement is approved by the shareholders, and the real-time business has generated negative cash flow from June 1, 1998 until such approval, Gores will refund to Encore the amount of the negative cash flow and the management fees paid; (iv) if the Asset Purchase Agreement is approved by the shareholders, and the real-time business has generated positive cash flow from June 1, 1998 until such approval, Gores will retain the positive cash flow and return the management fees paid. Due to the uncertainty of the outcome of the Gores Transaction, the possible income or expense impact associated with the termination or closing of the Asset Purchase Agreement has not been recorded in the Company's Statement of Operations at June 28, 1998. Encore has provided a $2 million line of credit to Gores to fund the operations of the real-time business until the closing. By June 28, 1998, Gores had borrowed $287,000 under this line of credit. The closing is subject to customary conditions, including the approval of the Encore shareholders at a meeting which is expected to be held on September 11, 1998.

On June 25, 1998, Sun informed Encore of their intent to setoff $10,062,000 less $370,000 subsequently reimbursed, for a total setoff of $9,692,000. The setoff relates to the following: (i) $1,025,000 claim by Sun that Encore was unable to deliver to Sun the right to use certain Test Software; (ii) $5,000 outside legal fees and other expenses incurred regarding a threatened action by Memorex Telex Italia relating to an alleged breach of Encore's promise to deliver certain product features, as well as a $1,000,000 demand by Memorex for compensation relating to their claim of lost sales and their exclusion from competing for future storage bids at Telecom Italia; (iii) $350,000 relating to Sun's claim for indemnifiable costs associated with obtaining proper CSA/VDE/UL/TUV certification of Encore's SP40/A7000 and Remote Dual Copy hardware; (iv) $7,200,000 relating to Sun's claim for indemnifiable costs associated with the repair or replacement of storage products sold by Encore prior to the closing which Sun claims have failed to conform to Encore's warranties, customer commitments, product specification and/or quality standards. Encore has requested Sun to provide documentation regarding these claims; however, the ultimate resolution of these matters is not presently determinable. On July 1, 1998, Sun paid Gould $25,308,000 with regard to the Second Payment. Therefore, Encore owes Gould $9,692,000 under the Agreement and that amount was not paid by July 31, 1998. In order to avoid the need for Encore to make a payment of $9,692,000 to Gould on July 31, 1998, or be irrevocably obligated to issue the Unpaid Dividend Shares, without knowing the amount, if any, it might recover through future payments of additional portions of the Second Payment, Gould is willing to give Encore the option (the "Option") to repurchase the Unpaid Dividend Shares at any time on or before July 31, 1999 for an amount equal to (a) $35,000,000, minus (b) all sums Gould receives with regard to the Second Payment, plus (c) interest on that amount at 8.5% per annum from August 1, 1998 to the day the Option is exercised. On July 16, 1998 the Board of Directors approved the issuance of the preferred shares to Gould.

At June 28, 1998, the Company had total assets of $26,664,000, including restricted cash of $1,271,000, and cash and cash equivalents of $16,194,000, but not including any amount for the balance of the Second Payment, and had liabilities of $23,332,000, including $7,445,000 of estimated severance costs and other costs related to the proposed sale of the Company's Real-Time business to Gores and the sale of the Company's storage products business and discontinuance of its efforts to develop clustering software in a Windows NT environment, and the $9,692,000 remaining payable to Gould. If the sale of the real-time business is consummated, the assets of the Company available for distribution to shareholders on liquidation would be: (i) the Company's assets at June 28, 1998 plus any additional amounts received with regard to the Second Payment, less its liabilities at June 28, 1998 including the $9,692,000 payable to Gould, plus or minus; (ii) any amount by which the severance and other costs related to the sale of the storage products business and the discontinuance of the Company's efforts to develop clustering software in a Windows NT environment as well as severance related to the Gores Transaction, paid after June 28, 1998 are greater or less than the estimated amount reflected on the Company's June 28, 1998 balance sheet, plus or minus; (iii) the gain or loss from the sale of the Company's real time computer systems business; minus (iv) costs of the liquidation and reserves for any contingent liabilities, including any pending litigation.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going-concern. The Company has agreed to sell its principal operating assets and plans to liquidate after November 24, 1998. The Company will incur substantial expenses in connection with a liquidation. The accompanying condensed consolidated financial statements do not reflect either the effects of the proposed sale of the Company's principal operating assets or the expenses it will incur in connection with its liquidation. The Company has a substantial obligation to Gould Electronics Inc. under an agreement by which the Company sold its storage products business to Sun. Sun has withheld a portion of that Second Payment, because of claimed offsets. If Sun does not make the balance of the Second Payment, the Company's obligation to Gould (which is reflected on its balance sheet) plus expenses incurred in connection with the Company's liquidation (which are not reflected on its balance sheet) are likely to exceed its assets. The ultimate resolution of these matters are not presently determinable.

RESULTS OF OPERATIONS:

Net sales for the three and six month periods ended June 28, 1998 decreased 34% and 39%, respectively, to $4,881,000 and $9,603,000 from $7,354,000 and
$15,687,000 for the three and six month periods of 1997. For the three and six month periods ended June 28, 1998, equipment sales decreased 46% and 56% to $1,826,000 and $3,369,000, respectively, when compared to $3,411,000 and $7,594,000 for the three and six month periods ended June 29, 1997. Service revenues for the three and six month periods ended June 28, 1998 were $3,055,000 and $6,234,000, respectively, compared to $3,943,000 and $8,093,000 for the three and six month periods ended June 29, 1997, respectively. Real-time equipment sales for the three and six month periods ended June 28, 1998 were $1,826,000 and $3,369,000 compared to $2,400,000 and $5,349,000 for the same periods in 1997. Storage product equipment sales for the three and six months ended June 29, 1997 were $1,011,000 and $2,245,000, respectively. The Company had no storage product equipment sales for the three and six month periods ended June 28, 1998 as a result of the Sun Transaction. Real-time service revenues were $3,055,000 and $6,234,000 for the three and six month periods ended June 28, 1998, compared to $3,943,000 and $8,093,000 for the same periods of 1997. No service revenues were derived from the storage product business in the first six months of either 1998 or 1997. The Company's operating loss for the three and six month periods in 1998 was $1,932,000 and $2,584,000, respectively, compared to operating losses of $17,785,000 and $35,804,000 for the same periods in 1997.

Equipment sales as a percentage of total net sales for the three and six months ended June 28, 1998 were 37%, and 35%, respectively, compared to 46% and 48% for the three and six month periods ended June 29, 1997, respectively. For real-time equipment sales, the respective percentages were 37% and 35% of total net sales in the three and six month periods ended June 28, 1998, compared to 33% and 34% for the same periods of 1997. Storage product sales for the three and six months ended June 29, 1997 were 14% of total net sales. The decrease in equipment sales for the three and six month periods in 1998 is primarily due to certain of the Company's traditional real-time products having reached the end of their product life cycle. International equipment sales decreased 62% and 57% in the three and six month periods ended June 28, 1998, respectively, to $483,000 and $1,353,000, respectively, compared to $1,266,000 and $3,118,000 for the three and six month periods of 1997, respectively, with no storage product sales in 1998 compared to sales of $371,000 and returns exceeding sales of $104 for the three and six months ended June 29, 1997, respectively. Domestic equipment sales decreased 37% and 55% for the three and six month periods ended June 28, 1998 to $1,343,000 and $2,016,000, respectively, compared to $2,145,000 and $4,476,000 for the same periods of 1997, with storage product sales decreasing to $0 from $640,000 and $2,245,000 for the three and six month periods ended June 29, 1997.

Continued declining service revenues reflect the effect on the service business of: (i) the Company's prolonged decline in equipment sales; (ii) the price competitiveness of the marketplace; and (iii) the completion of long running government programs and subsequent deinstallation of systems. International service sales decreased 30% and 29% to $1,799,000 and $3,617,000 for the three and six month periods ended June 28, 1998, respectively, while domestic service sales decreased 10% and 12% to $1,256,000 and $2,617,000 compared to the three and six month periods in 1997. No service sales were derived from the storage product business for the periods ended June 28, 1998 and June 29, 1997.

International net sales decreased 40% for the three and six month periods ended June 28, 1998 (34% and 40% for real-time) when compared to the same period in 1997. Domestic net sales decreased 26% and 38% (10% and 9% for real-time) for the three and six month periods ended June 28, 1998 when compared to the 1997 three and six month periods. International net sales for the three and six months ended June 28, 1998 were $2,282,000 and $4,970,000, or 47% and 52% of total net sales. International real-time net sales for the three and six months ended June 29, 1997 were $3,450,000 and $8,338,000, or 47% and 53% of total net sales.

Total cost of sales decreased in the three and six month periods ended June 28, 1998 to $3,239,000 and $5,801,000, respectively, all of which was for real-time, from $10,407,000 and $21,852,000 ($4,691,000 and $10,545,000 for real-time and
$5,716,000 and $11,307,000 for storage product) from the same periods in 1997. The decrease was due generally to lower sales volumes and lower spending resulting from the Sun Transaction.

Cost of equipment sales for the three and six month periods ended June 28, 1998 were $1,109,000 and $1,699,000 or 61% and 50% of net equipment sales, respectively. Cost of real-time equipment sales for the three and six month periods ended June 29, 1997 were $2,359,000 and $5,302,000 or 98% and 99% of real-time equipment sales, respectively. Cost of storage product sales exceeded storage product sales by $4,705,000 and $9,270,000 for the three and six month periods ended June 29, 1997. Gross margins on real-time equipment sales were $717,000 and $1,670,000 or 39% and 50% for the three and six month periods ended June 28, 1998, respectively, as compared to $41,000 and $47,000 or 2% and 1% for the three and six month periods ended June 29, 1997, respectively. A negative gross margin was generated by the storage product business of $4,705,000 and $9,062,000 for the three and six month periods ended June 29, 1997.

Equipment gross margins for the three and six months ended June 28, 1998 were $717,000 and $1,670,000 or 39% and 50% of equipment sales. Equipment gross margins were negatively impacted for the same periods in 1997 due to the discounting of storage products in order to penetrate the marketplace and establish reference accounts. Warranty costs related to the Storage Product in 1997 were also higher than anticipated due to engineering changes on current installations and spare part inventory. Factory variances related to lower production volumes and underutilization of manufacturing capacity also lowered gross margin in the three and six month periods ended June 29, 1997.

For the three and six month periods ended June 28, 1998, service gross margins were $925,000 and $2,132,000, respectively, compared to losses of $342,000 and $461,000 for the same periods in 1997. For the three and six month periods in 1997, service margins were reduced for expenditures on various programs and infrastructure necessary to support the storage product line, for which no revenues were generated. The Company spent $1,953,000 and $3,311,000 (50% and 41% of service sales) in the three and six month periods ended June 29, 1997, respectively. Sun purchased all fixed assets and spares inventory related to the storage product and hired all storage product service personnel.

All service sales are derived from installed real-time products and the cost structure within the service department is highly variable due to the utilization of service partners. Therefore, as revenues decline, costs decline as well. Moreover, management continues to reduce fixed costs on an ongoing basis. Gross margins on real-time service sales were $925,000 and $2,132,000 (30% and 34%) for the three and six month periods ended June 28, 1998, respectively, compared to $1,611,000 and $2,850,000 (41% and 35%) for the three and six month periods ended June 29, 1997, respectively.

Research and development expenses for the three and six month periods ended June 28, 1998 were $296,000 and $712,000, respectively, compared to $7,152,000 and
$14,421,000 for the same periods in 1997. The decrease in 1998 expenses is primarily the result of the Sun Transaction. Sun either hired or contracted 147 or 68% of total research and development personnel. Research and development expenses as a percentage of net sales decreased to 6% and 7% for the three and six month periods in 1998, compared to 97% and 92% for the same periods in 1997.

In December 1997, the Company established a separate research and development organization to focus on opportunities in the Microsoft NT environment. However, in January 1998, as more fully discussed in Note C of the Notes to Condensed Consolidated Financial Statements, the Board of Directors voted not to pursue the NT opportunity.

Sales, general and administrative ("SG&A") expenses for the three and six month periods ended June 28, 1998 were $2,452,000 and $4,104,000, respectively, compared to $7,580,000 and $15,218,000 for the same periods in 1997. The decrease in expenses was due primarily to the Sun Transaction. Sun hired 65 storage product sales and marketing personnel or 45% of the Company's total sales and marketing employees. Subsequently, the Company downsized the real-time sales and marketing organization to 30 employees. As a percentage of net sales, SG&A expenses were 50% and 43% for the three and six month periods ended June 28, 1998, respectively, compared to 103% and 97% for the same periods of 1997.

Interest expense decreased in the three and six month periods ended June 28, 1998 to $9,000 and $21,000, respectively, from $1,355,000 and $2,754,000 in the same periods of 1997 due to the repayment of the Gould debt in connection with the Sun Transaction.

Other expense, net, was lower for the three month period of 1998 compared to the same period of 1997 due to gains on foreign exchange in 1998 versus losses in 1997 as well as lower losses on the sale of certain fixed assets. Other expense, net, was lower for the six month period of 1998 compared to the same period of 1997 due to lower foreign exchange losses as well as lower losses on the sale of certain fixed assets.

Income taxes provided for the three and six month periods in 1998 and 1997 relate to operations of foreign subsidiaries.


LIQUIDITY AND CAPITAL RESOURCES:

For the six month period ended June 28, 1998, the Company reported net income of $22,978,000 (including $25,308,000 due to the receipt of a portion of the Second Payment from Sun for the assets of the Company's former storage products business), compared to a net loss of $39,827,000 for the same period of 1997. Net cash used in operating activities for the first six months of 1998 was $10,681,000 compared to $24,730,000 for the six month period of 1997. Working capital increased as the Company recorded the receipt of the Second Payment from Sun in the amount of $25,308,000, offset by a decrease in accounts payable and accrued liabilities of $10,027,000. As of June 28, 1998, total shareholders' equity was $3,332,000 versus a capital deficiency of $19,646,000 as of December 31, 1997.

Expenditures for property and equipment during the six months ended June 28, 1998 and June 29, 1997 were $194,000 and $690,000, respectively. The decrease in 1998 spending resulted from management's decision to limit capital expenditures to a minimum in light of the sale of the storage products business to Sun and the uncertainty of the continuing real-time business. The gain from the Sun Transaction with respect to the Second Payment was $25,308,000.

Cash used in financing activities of $25,595,000 during the six months ended June 28, 1998, represents the Second Payment from Sun in the amount of $25,308,000 being paid to

Gould as well as $287,000 loaned to Gores under a $2,000,000 line of credit to fund operations of the real-time business until the CLOSING. Cash was provided through financing activities of $24,639,000 in the first six months of 1997. The principal source of financing was through various agreements provided by the Japan Energy Group, including Gould and other affiliates of Gould. On March 19, 1997, the Company and Gould agreed to cancel $40,000,000 of indebtedness owed to Gould under their loan agreement (the "Credit Agreement") in exchange for the issuance to Gould of 400,000 shares of the Company's Series I Convertible Preferred Stock ("Series I") with a liquidation preference of $40,000,000. In addition to the exchange of indebtedness for shares of Series I, the Company and Gould also agreed to amend the Credit Agreement to: (i) reduce the maximum amount which could be borrowed by the Company from $80,000,000 to $50,000,000; and (ii) provide that any borrowings in excess of $41,915,869 (the principal amount outstanding on March 19, 1997 after giving effect to the exchange of indebtedness for shares of Series I) may be made only at the discretion of Gould. At the closing of the Sun Transaction, the Company paid to Gould $93,551,000 in principal and accrued interest in satisfaction of its indebtedness to Gould at that date.

Restricted cash of $1,271,000 and $14,083,000 at June 28, 1998 and December 31, 1997, respectively, represents cash held in an escrow account pursuant to an escrow agreement dated November 24, 1997 between the Company and Sun. The escrow arrangement was established to ensure that certain of the Company's liabilities at the closing date of the Sun Transaction, would be paid when due. As the Company pays these liabilities, escrow funds are released to the Company. These funds are invested in a U.S. Bank money market fund and will be made available to the Company pursuant to the terms of the escrow agreement. Restricted cash of $14,083,000 at December 31, 1997, represents cash held in the escrow account. The majority of cash and cash equivalents at June 28, 1998 consists of cash available to the Company from the total cash closing payment from the Sun Transaction and cash at various international subsidiaries. With minor exceptions, all cash in the international subsidiaries is freely remittable to the United States.

The Company has signed a definitive agreement to sell its real-time business. If the sale is consummated, it is anticipated that the Company will be liquidated after November 24, 1998. (See Note D of Notes to Condensed Consolidated Financial Statements).

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going-concern. The Company has agreed to sell its principal operating assets and plans to liquidate after November 24, 1998. The Company will incur substantial expenses in connection with a liquidation. The accompanying condensed consolidated financial statements do not reflect either the effects of the proposed sale of the Company's principal operating assets or the expenses it will incur in connection with its liquidation. The Company has a substantial obligation to Gould Electronics, Inc. under an agreement by which the Company sold its storage products business to Sun. Sun has withheld a portion of that Second Payment, because of claimed offsets. If Sun does not make the balance of the Second Payment, the Company's obligation to Gould (which is reflected on its balance sheet) plus expenses incurred in connection with the Company's liquidation (which are not reflected on its balance sheet) are likely to exceed its assets. The ultimate resolution of these matters are not presently determinable.

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

CAUTIONARY STATEMENT RELATING TO FORWARD-LOOKING STATEMENTS

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations and beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: accelerated decline in demand for the Company's products; developments regarding the sale of the real-time business; developments regarding the portion of the Second Payment which Sun withheld; developments regarding the proposed liquidation of the Company; and the effect of general economic conditions generally and factors affecting the computer industry. These statements by their nature involve substantial risks and uncertainties and actual events or results may differ as a result of these and other factors. (See Exhibit 99 incorporated herein by reference to the Company's Form 10-Q for the period ended June 30,
1996).

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

           Exhibit No. 27 - Financial Data Schedule.

  (b)      Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the quarter ended June 28, 1998.

                           ENCORE COMPUTER CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.





Encore Computer Corporation





                                                    /s/  KENNETH G. FISHER
                                                    ----------------------------
Date:  August 12, 1998                              Kenneth G. Fisher
                                                    Chairman  of the Board
                                                    and Chief Executive Officer




                                                    /s/ LINDA J. MATTHEWS
                                                    ----------------------------
                                                    Linda J. Matthews
                                                    Corporate Controller

                                 EXHIBIT INDEX


EXHIBIT                               DESCRIPTION
-------                               -----------


  11               Statement re:  Computation of per share earnings

  27               Financial Data Schedule