Form 10-Q
period 1998-09-27
ENCORE COMPUTER CORP /DE/
filed 1998-11-18
CIK 764037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 1998
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________ to ___________.

                           Commission File No. 0-13576

                           ENCORE COMPUTER CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)

     DELAWARE                                      04-2789167  .
     --------                                      -------------
(State of Incorporation)                    I.R.S. Employer Identification No.)

      7786 WILES ROAD
   CORAL SPRINGS, FLORIDA                                        33067     .
 --------------------------                                   -------------
(Address of Principal Executive Offices)                         (Zip Code)

Telephone:  954-757-0166

          Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class

                     Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    X  Yes ____ No

The number of shares outstanding of the registrant's only class of Common Stock as of November 10, 1998 was 67,450,907.

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


ENCORE COMPUTER CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands except per share data)

                                   Three Months Ended        Nine Months Ended
                                  Sept 27,   Sept 28,       Sept 27,   Sept 28,
                                    1998       1997           1998       1997
Net sales:
 Equipment                        $  2,321  $   3,834     $    5,690 $    11,428
 Service                             2,652      3,595          8,886      11,688
                                     4,973      7,429         14,576      23,116

Costs and expenses:
 Cost of equipment sales             1,998      4,840          3,697      18,138
 Cost of service sales               1,859      3,893          5,961      12,447
 Research and development              257      6,455            969      20,876
 Sales, General and Admin            2,453      6,743          6,557      21,961
 Termination charge                      0          0          1,570           0
  Total                              6,567     21,931         18,754      73,422

Operating loss                      -1,594    -14,502         -4,178     -50,306

 Interest expense, principally
 related parties                      -133     -2,024           -154      -4,778
 Interest income                       203         33            675          94
 Other (expense)/income, net           394       -118             89      -1,281
 Gain on Sun Transaction                 0          0         25,308           0

Income (loss) before income taxes   -1,130    -16,611         21,740     -56,271

Provision for income taxes             596         27            488         194

Net income (loss)                 $ -1,726  $ -16,638     $   21,252 $   -56,465

Net income (loss) per
  common share:

Net income (loss) attributable
 to common shareholders           $ -1,726  $ -24,310     $   21,252 $   -78,259

Basic and diluted income
  (loss) per common share         $  -0.03  $   -0.65     $     0.32 $     -2.09

Weighted average shares
 of common stock                    67,451     37,560         67,449      37,419


The accompanying notes are an integral part of the condensed consolidated financial statements.

ENCORE COMPUTER CORPORATION
Condensed Consolidated Balance Sheets
(in thousands except share data)

                                                           Unaudited
                                                            Sept 27,    Dec 31,
                                                              1998       1997
ASSETS
Current assets:
 Cash and cash equivalents                                $   13,240   $  14,544
 Restricted cash                                               1,285      14,083
 Accounts receivable, less allowance                           6,514       5,752
 Due from Gores                                                  466           0
 Inventories (Note E)                                            823         246
 Prepaid expenses and other current assets                       854         855
  Total current assets                                        23,182      35,480

Property and equipment, net                                      670       1,063
Other assets                                                     470         908
  Total assets                                            $   24,322   $  37,451

LIABILITIES AND SHAREHOLDERS' EQUITY
  (CAPITAL DEFICIENCY)
Current liabilities:
 Accounts payable and accrued liabilities (Note F)        $   13,024   $  22,097
 Due to Gould Electronics (Note B)                             9,692      35,000
  Total current liabilities                                   22,716      57,097

Shareholders' Equity (Capital Deficiency):
 Preferred stock, $.01 par value; authorized 10,000,000
  shares (Note B):
  6% Cumulative Series B Convertible Preferred, issued
    64,905 in 1998 with an aggregate liquidation
    preference of  $6,490,500                                      1           0
  6% Cumulative Series D Convertible Preferred, issued
   104,190 in 1998  with an aggregate liquidation
    preference  of $10,419,000                                     1           0
  6% Cumulative Series E Convertible Preferred, issued
   106,501 in 1998  with an aggregate liquidation
    preference of $10,650,100                                      1           0
  6% Cumulative Series F Convertible Preferred, issued
   49,832 in 1998  with an aggregate liquidation
    preference of $4,983,200                                       0           0
  6% Cumulative Series G Convertible Preferred, issued
   53,474 in 1998  with an aggregate liquidation
     preference of $5,347,400                                      1           0
  6% Cumulative Series H Convertible Preferred, issued
   32,702 in 1998  with an aggregate liquidation
     preference of $3,270,200                                      0           0
  6% Cumulative Series I Convertible Preferred,
     issued 15,180 in 1998 with an aggregate
     liquidation preference of $1,518,000                          0           0
 Common stock, $.01 par value; authorized 200,000,000
     shares; issued 67,450,907 and 67,447,309 in
     1998 and 1997, respectively                                 674         674
 Additional paid-in capital                                  427,008     427,012
 Accumulated deficit                                        -426,080    -447,332
  Total shareholders' equity (capital deficiency)              1,606     -19,646
  Total liabilities and shareholders' equity
      (capital deficiency)                                $   24,322   $  37,451


The accompanying notes are an integral part of the condensed consolidated financial statements.


ENCORE COMPUTER CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

                                                            Nine Mos   Nine Mos
                                                             Ended       Ended
                                                            Sept 27,   Sept 28,
                                                              1998       1997

Cash flows from operating activities:
Net income (loss)                                            $ 21,252 $ -56,465
Adjustments to arrive at net cash used in
operating activities:
 Gain on Sun Transaction                                     -25,308          0
 Depreciation and amortization                                   744      5,485
 Inventory obsolescence and writedown to lower of cost
  or market                                                        0        810
 Bad debt provision                                              467        378
 Termination charge                                            1,570          0
Net changes in operating assets and liabilities:
 Accounts receivable                                          -1,229      6,665
 Inventories                                                    -577      5,375
 Prepaid expenses and other current assets                         1        287
 Other assets                                                    288         12
 Accounts payable and accrued liabilities                    -10,643      2,706
 Other liabilities                                                 0        516
  Net cash used in operating activities                      -13,435    -34,231

Cash flows from investing activities:
 Proceeds from Sun Transaction                                25,308          0
 Additions to property and equipment                            -201     -1,190
  Net cash provided by (used) in investing activities         25,107     -1,190

Cash flows from financing activities:
 Net borrowings under revolving loan agreements                    0     35,757
 Net advances under revolving loan agreements                   -466          0
 Principal payments of long term debt                              0       -140
 Issuance of common stock                                          0        329
 Payment of Due to Gould                                     -25,308          0
  Net cash (used in) provided by financing activities        -25,774     35,946

(Decrease) increase in cash and cash equivalents             -14,102        525
Decrease in restricted cash                                   12,798          0
                                                              -1,304        525
Cash and cash equivalents, beginning                          14,544      3,936
Cash and cash equivalents, ending                         $   13,240 $    4,461


The accompanying notes are an integral part of the condensed consolidated financial statements.


ENCORE COMPUTER CORPORATION
Condensed Consolidated Statements of Cash Flows

Supplemental disclosure of cash flow information (in thousands):

                                                            Nine Mos   Nine Mos
                                                             Ended       Ended
                                                            Sept 27,   Sept 28,
                                                              1998       1997

Cash paid during the period for interest                   $     26   $      76

Cash paid during the period for income taxes               $    833   $   1,210


Non-cash investing and financing activities:

Indebtedness exchanged for preferred stock                 $      0   $  40,000


The accompanying notes are an integral part of the condensed consolidated financial statements.


ENCORE COMPUTER CORPORATION
Condensed Consolidated Statements of Shareholders' Equity (Capital Deficiency)
 for the Nine Months Ended September 27, 1998
(unaudited)
(in thousands except share data)

                                            Preferred Stock
                          Series B      Series D      Series E       Series F

                                  Par          Par            Par            Par
                          Shares  Val  Shares  Val    Shares  Val    Shares  Val

Balance
 Dec 31, 1997                 0   $0       0   $0         0   $0         0   $0
Shares issued through
 employee stock purchase
 plan at a price of
 $.23 per share               0    0       0    0         0    0         0    0

Issuance of Accumulated
 Preferred Stock
 Dividends (Note B)       64,905    1 104,190    1   106,501    1    49,832    0

Net income
Bal Sep 27, 1998          64,905   $1 104,190   $1   106,501   $1    49,832   $0


                                            Preferred Stock
                            Series G      Series H       Series I

                                   Par            Par            Par
                           Shares  Val    Shares  Val    Shares  Val

Bal Dec 31, 1997               0   $0         0   $0         0   $0

Shares issued through
 employee stock purchase
 plan at a price of
 $.23 per share                0    0         0    0         0    0

Issuance of Accumulated
Preferred Stock
Dividends (Note B)        53,474    1    32,702    0    15,180    0

Net income
Bal Sep 27, 1998          53,474   $1    32,702   $0    15,180   $0



                             Common Stock                              Shhldrs'
                                       Addt'l                            Equity
                                        Par     Paid-in       Accum    (Capital
                             Shares     Val     Capital      Deficit       Def)
Bal Dec 31, 1997             67,447,309  $674   $427,012  ($447,332)  ($19,646)

Shares issued through
  employee stock purchase
  plan at a price of
  $.23 per share                  3,598     0          0           0          0

 Issuance of Accumulated
 Preferred Stock
 Dividends (Note B)                   0     0         -4           0          0

 Net income                           0     0          0      21,252     21,252
 Bal Sep 27, 1998            67,450,907  $674   $427,008   ($426,080     $1,606


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

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 established standards for public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes the standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 requires a public business enterprise to report financial and descriptive information about its reportable operating segments. The financial information is required to be reported on the basis that it is used internally for evaluation of segment performance and deciding how to allocate resources to segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. Management does not believe that the requirements of SFAS 131 will have a material impact on the Company's financial statements.

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going-concern. The sale of the Company's principal operating assets was approved at a special meeting of shareholders held on

September 11, 1998. The Company plans to liquidate after November 24, 1998 subject to approval of the shareholders. The Company will incur substantial expenses in connection with a liquidation. The accompanying condensed consolidated financial statements do not reflect either the effects of the proposed sale of the Company's principal operating assets or the expenses it will incur in connection with its liquidation. The Company has a substantial obligation to Gould Electronics Inc. which was to have been satisfied with the Second Payment due from Sun Microsystems, Inc. ("Sun") under an agreement by which the Company sold its storage products business to Sun. Sun has withheld a portion of that Second Payment, because of claimed offsets. If Sun does not make the balance of the Second Payment, the Company's obligation to Gould (which is reflected on its balance sheet) plus expenses incurred in connection with the Company's liquidation (which are not reflected on its balance sheet) are likely to exceed its assets. The ultimate resolution of these matters is not presently determinable.

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

Net income (loss) per common share was determined by dividing the net income
(loss), as adjusted for the aggregate amount of dividends on the Company's preferred stock, by applicable shares outstanding. There were no preferred stock dividends for the three and nine month periods ended September 27, 1998. Preferred stock dividends amounted to $7,672,000 and $21,794,000 for the three and nine month periods ended September 28, 1997, respectively. Based on capital deficiencies, the Company was precluded from paying dividends on its preferred stock outstanding. Accordingly, the Company accumulated preferred stock dividends since July 15, 1996. All preferred stock dividends other than those accumulated at June 28, 1998 were paid in additional shares of the appropriate class of preferred stock. On July 31, 1998 all accumulated preferred stock dividends were issued to Gould in connection with the Gould Agreement as discussed more fully in Note B of Notes to Condensed Consolidated Financial Statements.

B.  ASSET PURCHASE AGREEMENT WITH SUN MICROSYSTEMS

On November 24, 1997 (the "Closing"), pursuant to an Asset Purchase Agreement dated as of July 17, 1997 (the "Agreement"), the Company sold substantially all of the assets associated with its storage products business to Sun (the "Sun Transaction"). The Agreement had contemplated that the aggregate consideration to be paid to the Company by Sun for such assets was to be $185,000,000, of which $150,000,000 in cash was to be paid at the closing (the "Closing Payment") and $35,000,000 was to be payable on July 1, 1998 (the "Second Payment"). Pursuant to the terms of a Modification Agreement, dated as of November 24, 1997, among Encore and Sun, the parties agreed that the final amount of the Closing Payment would be reduced to $149,882,683 to reflect that Sun was assuming certain liabilities of certain non-U.S. subsidiaries of the Company in the amount of $117,317, which Sun had not previously agreed to assume under the terms of the Agreement. In addition, the parties further agreed that Sun was to pay an additional amount of $1,285,544 to Encore for the purchase by Sun of certain finished storage product units, as contemplated by the terms of the Agreement. Thus, the aggregate amount paid by Sun to Encore at the Closing was $151,168,227 (the "Total Cash Closing Payment"), which was paid by Sun to Encore as follows: (i) at the Company's request, $118,550,973 was paid to Gould Electronics Inc. ("Gould"), which represented payment by Encore to Gould for (I) the aggregate amount of outstanding principal amount of indebtedness, and accrued interest thereon, owed by the Company to Gould and (II) a portion of the cost of redeeming Encore's outstanding Preferred Stock, all of which was then owned by Gould and an affiliate of Gould, pursuant to an agreement dated July 17, 1997 between the Company and Gould (the "Gould Agreement"); (ii) at the Company's request, $11,876 was paid in French Francs to Encore Computer, S.A, a wholly-owned subsidiary of Encore; (iii) $22,000,000 was paid to First Trust of California, National Association, as escrow agent, pursuant to the terms of an escrow arrangement between Encore and Sun; and (iv) the remainder was paid to the Company. The purchase price for the sale of assets in the Sun Transaction, and the modifications thereto as described above, were determined as a result of arms-length negotiations between Encore and Sun.

In connection with the Gould Agreement, the Company agreed to redeem all of the Preferred Stock held by Gould and EFI at the Closing for $60 million in cash, of which $25 million was paid from the Total Cash Closing Payment as described above and the balance paid by assigning to Gould the right to receive the Second Payment. However, under the Agreement, Sun has the right to set off against the Second Payment, any amounts owed to Sun by Encore pursuant to its indemnification obligations. If the amount paid to Gould by Sun on July 1, 1998 was less than $35 million due to the inaccuracy of any representation or warranty of Encore in the Agreement, the failure by Encore to fulfill any obligation under the Agreement, or any other act or omission of Encore, under the Gould Agreement, Encore would be indebted to Gould for the amount by which such payment was less than $35 million. In addition, if the $35 million was not paid to Gould by July 31, 1998, Gould would be entitled to receive from Encore shares of Series B, D, E, F, G, H, and I Preferred Stock which represent accrued but unpaid dividends on Gould's Preferred Stock as of November 24, 1997. These unpaid dividends represent 426,784 shares with a liquidation preference of $42,678,400 (the "Unpaid Dividend Shares"). If the full $35 million was paid to Gould by July 31, 1998, Gould would waive its right to receive these accrued but unpaid dividends. Additionally, Gould had agreed to waive any right it may have had as a holder of Common Stock to participate in the first $30 million which the Company could distribute to its shareholders as a liquidating dividend in any liquidation within two years after the Closing. In light of the uncertainties about the amount which would be received with regard to the Second Payment, the Company did not record the Second Payment as an asset as of December 31, 1997. Because the Company was required to make the $35 million payment to Gould to the extent the Second Payment was less than that amount, the decision to defer recognition of the Second Payment as an asset resulted in the Company's carrying the entire $35 million obligation to Gould as a liability without an offsetting asset at December 31, 1997.

On June 25, 1998, Sun informed Encore of its intent to setoff $10,062,000, less $370,000 subsequently reimbursed, for a total setoff of $9,692,000 relating to alleged breaches of representations and warranties made by Encore under the Agreement. The setoff relates to the following claims: (i) a $1,025,000 claim by Sun that Encore was unable to deliver to Sun the right to use certain software; (ii) $5,000 in outside legal fees and other expenses incurred regarding a threatened action by its Italian distributor relating to an alleged breach of Encore's promise to deliver certain product features to a major customer, as well as a $1,000,000 demand relating to the distributors claim of lost future sales to that customer; (iii) $350,000 relating to Sun's claim for indemnifiable costs associated with obtaining proper certification of certain hardware; (iv) a $7,200,000 claim associated with the repair or replacement of storage products sold by Encore prior to the closing which Sun claims have failed to conform to Encore's warranties, customer commitments, product specification and/or quality standards; and (v) $112,000 relating to costs incurred by Sun responding to a subpoena in connection with pending legal action brought by certain shareholders in connection with the Sun Transaction (the "Shareholders Suit"). Encore has requested Sun to provide documentation regarding these claims; however, the ultimate resolution of these matters is not presently determinable. On July 1, 1998, Sun paid Gould $25,308,000 with regard to the Second Payment, which was recorded as income in June 1998. Therefore, Encore owes Gould $9,692,000 under the Agreement and that amount was not paid by July 31, 1998. In order to avoid the need for Encore to make a payment of $9,692,000 to Gould by July 31, 1998, or be irrevocably obligated to issue the Unpaid Dividend Shares, without knowing the amount, if any, it might recover through future payments of additional portions of the Second Payment, Gould gave Encore the option (the "Option") to repurchase the Unpaid Dividend Shares at any time on or before July 31, 1999 for an amount equal to (a) $35,000,000, minus
(b) all sums Gould receives with regard to the Second Payment, plus (c) interest on that amount at 8.5% per annum from August 1, 1998 to the day the Option is exercised. On July 16, 1998, the Board of Directors, including those affiliated with Gould, approved the issuance of the Unpaid Dividend Shares to Gould which were issued on July 31, 1998. If Encore does not exercise its Option by July 31, 1999, Gould's Preferred Stock will absorb all of the liquidation proceeds, if any, as discussed more fully in Note D of Notes to Condensed Consolidated Financial Statements.

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

Restricted cash of $1,285,000 and $14,083,000 at September 27, 1998 and December 31, 1997, respectively, represents cash held in an escrow account pursuant to an escrow agreement dated November 24, 1997 between the Company and Sun. The escrow arrangement was established to ensure that certain of the Company's liabilities at the closing date of the Sun Transaction, would be paid when due. As the Company pays these liabilities, escrow funds are released to the Company. These funds are invested in a U.S. Bank money market fund and will be made available to the Company pursuant to the terms of the escrow agreement.

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

When the Company completed the sale of its storage products business, the Board of Directors decided the Company should, at least until the Board's January 1998 meeting, (a) explore the possibility of attempting to develop and market clustering software in a Windows NT environment for various types of computer hardware, and (b) explore the feasibility of continuing, and attempting to expand, its real-time computer systems business. In January 1998, the Board of Directors (i) decided the Company should discontinue its efforts to develop clustering technology in a Windows NT environment for various types of computer hardware resulting in a termination charge of $743,500, and (ii) authorized the Company to retain an investment banker to explore strategic options with respect to the real-time business.

During the fourth quarter of 1998, additional termination charges will be recorded in connection with the sale of substantially all of the assets of the real-time business to Gores. The amount of these charges had not yet been determined.

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

Pending the closing, Gores is operating the real-time business in accordance with a Management Agreement (the "Management Agreement"), retaining any positive cash flow and bearing any negative cash flow, pursuant to a management contract which provides for a monthly management fee of $100,000 which will be fully refunded to Encore on closing. The Management Agreement provides that: (i) if the Asset Purchase Agreement terminates prior to the sale being approved by the shareholders, and the real-time business has generated negative cash flow from June 1, 1998 until such termination, Gores will refund to Encore the amount of the negative cash flow up to the amount of monthly management fees paid; (ii) if the Asset Purchase Agreement terminates prior to the sale being approved by the shareholders, and the real-time business has generated positive cash flow from June 1, 1998 until such termination, Gores will retain the positive cash flow and the management fees paid; (iii) if the Asset Purchase Agreement is approved by the shareholders, and the real-time business has generated negative cash flow from June 1, 1998 until such approval, Gores will refund to Encore the amount of the negative cash flow and the management fees paid; (iv) if the Asset Purchase Agreement is approved by the shareholders, and the real-time business has generated positive cash flow from June 1, 1998 until such approval, Gores will retain the positive cash flow and return the management fees paid. Due to the uncertainty of the outcome of the Gores Transaction, the possible income or expense impact associated with the termination or closing of the Asset Purchase Agreement has not been recorded in the Company's Statement of Operations at September 27, 1998. Encore has provided a $2 million line of credit to Gores to fund the operations of the real-time business until the closing. By September 27, 1998, borrowings net of obligations assumed by Gores under the Management Agreement were $466,000. The closing was subject to customary conditions, including the approval of the Encore shareholders.

At a special meeting of shareholders held on September 11, 1998, shareholders approved the sale of substantially all of the assets associated with the real-time computer system and processing business of the Company to Gores However, shareholders were not asked to vote on the Plan of Dissolution and Liquidation approved by the Board of Directors on

August 6, 1998 due to Sun's refusal to consent to Gould voting for the plan pursuant to the Inducement Agreement.

Pursuant to Section 7.1(f) of the Asset Purchase Agreement between the Company and Gores, either Gores or the Company may terminate the Agreement if the Closing has not occurred by the earliest of (i) the date on which the Company's shareholders vote upon and fail to approve the transactions contemplated hereby, or (ii) October 31, 1998 or (iii) such other date, if any, as the Buyer and the Company may agree in writing and the terminating party is not at such time in breach of a representation or warranty or in violation of a covenant or agreement contained herein. On October 27, 1998, pursuant to Amendment Number One To Asset Purchase Agreement, the parties agreed to change the date in
Section 7.1(f)(ii) from October 31, 1998 to November 30, 1998.

If the sale of the real-time business is consummated, it is anticipated that the Company will be liquidated after November 24, 1998, subject to shareholder approval. Gould owns 48.44% of the Company's outstanding Common Stock and has agreed to waive its right as a Common shareholder to receive any portion of the first $30 million of liquidating distributions to the Company's shareholders in any liquidation of the Company which occurs prior to November 24, 1999. On June 25, 1998, Sun informed Encore of its intent to setoff $9,692,000. Encore has requested Sun to provide documentation regarding these claims; however, the ultimate resolution of these matters is not presently determinable. On July 1, 1998, Sun paid Gould $25,308,000 with regard to the Second Payment. Therefore, Encore owes Gould $9,692,000 under the Agreement. Because that amount was not paid by July 31, 1998, on that date, Encore issued to Gould the Unpaid Dividend Shares with a liquidation preference of $42,678,400, as previously unpaid dividends on Preferred Stock which Gould had owned prior to November 24, 1997. However, in order to avoid the need for Encore to make a payment of $9,692,000 to Gould by July 31, 1998, or be irrevocably obligated to issue the Unpaid Dividend Shares, without knowing the amount, if any, it might recover through future payments of additional portions of the Second Payment, Gould gave Encore the option (the "Option") to repurchase the Unpaid Dividend Shares at any time on or before July 31, 1999 for an amount equal to (a) $35,000,000, minus (b) all sums Gould receives with regard to the Second Payment, plus (c) interest on that amount at 8.5% per annum from August 1, 1998 to the day the Option is exercised. At September 27, 1998, the amount of interest due Gould with regard to the second payment was $128,651. If Encore does not exercise its Option by July 31, 1999, Gould's Preferred Stock will absorb all of the liquidation proceeds, if any.

If the sale of the real-time business is consummated, the assets of the Company available for distribution to shareholders on liquidation would be: (i) the Company's assets at September 27, 1998 plus any additional amounts received with regard to the Second Payment, less its liabilities at September 27, 1998 including the $9,692,000 payable to Gould, plus or minus; (ii) any amount by which the severance and other costs related to the sale of the storage products business and the discontinuance of the Company's efforts to develop clustering software in a Windows NT environment as well as severance related to the Gores Transaction, paid after September 27, 1998 are greater or less than the estimated amount reflected on the Company's September 27, 1998 balance sheet, plus or minus; (iii) the gain or loss from the sale of the Company's real-time computer systems business; minus (iv) costs of the liquidation and reserves for any contingent liabilities, including any pending litigation, estimated by the Company to be approximately $10,624,000, which has not been recorded on the books of the Company as of September 27, 1998.

E. INVENTORIES

Inventories consist of the following (in thousands):


                                                            Sept 27,    Dec 31,
                                                              1998       1997
Purchased parts                                           $      492   $    174
Work in process                                                  246          0
Finished goods                                                    85         72
  Total inventory                                         $      823   $    246


All increases in inventory are purchases on behalf of Gores in accordance with the Management Agreement.

F. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

Accounts payable and accrued liabilities consist of the following (in thousands):

                                                           Sept 27,    Dec 31,
                                                             1998        1997
Accounts payable                                           $  2,119   $  1,064
Accrued salaries and benefits                                 1,992      2,355
Accrued restructuring                                         5,926     13,655
Accrued taxes                                                   738      1,048
Deferred income, principally
 maintenance contracts                                          799        638
Other accrued expenses                                        1,450      3,337
  Total accounts payable and accrued liabilities           $ 13,024   $ 22,097


During the nine months ended September 27, 1998, pursuant to the Asset Purchase Agreement with Gores Technology Group, discussed more fully in Note D of Notes to Condensed Consolidated Financial Statements, the Company recorded a termination charge of $826,000 relating to severance and benefit pay as a result of a 19 person reduction in workforce, including severance for employees which may be borne by Gores in accordance with the Management Agreement entered into on June 1, 1998, as discussed more fully in Note D of Notes to Condensed Consolidated Financial Statements. Additionally, the Company recorded a termination charge of $743,500 related to severance and benefit pay as a result of a 13 person reduction in workforce associated with the Board of Directors decision not to pursue the NT opportunity In addition, in the fourth quarter of 1997, in conjunction with the Sun Transaction and subsequent reorganization, the Company recorded a termination charge of $17,685,000 related to: (i) severance and benefit pay of $6,323,000 as a result of a 542 person reduction in workforce, including severance for employees contracted by Sun, as the Company agreed to pay the difference between the completion bonus offered to contractors by Sun at the end of their contract and the amount of severance they were entitled to had they been terminated by the Company; (ii) $4,722,000 of retention payments pursuant to agreements between the Company and each of approximately 49 employees; (iii) $1,000,000 of incentive bonuses to certain key employees; (iv) $3,390,000 relating to the termination of European facility and automobile leases, and $350,000 relating to a domestic equipment lease; (v) an estimated $500,000 for leasehold improvements to be made at the Company's Fort Lauderdale facility which is leased from Sun; (vi) $1,150,000 in estimated legal and other fees associated with the Sun Transaction; and (vii) $250,000 accrued for legal fees in connection with the Shareholders Suit.

ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 27, 1998
         COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 28, 1997

The following is management's discussion and analysis of the financial condition and the results of operations of Encore Computer Corporation ("Encore" or the "Company") for the three and nine month periods ended September 27, 1998 compared to the three and nine month periods ended September 28, 1997. The Company's net income/loss for the three and nine months ended September 27, 1998 was a net loss of $1,726,000 and net income of $21,252,000, respectively, compared to a net loss for the same periods of 1997 of $16,638,000 and $56,465,000, respectively. The 1998 income is due principally to the recognition of the $25,308,000 gain with regard to the Second Payment (as defined below) due from Sun, which was recorded in the three month period ended June 28, 1998.

THE SUN TRANSACTION
On November 24, 1997 (the "Closing"), pursuant to the Agreement, the Company sold substantially all of the assets associated with its storage products business to Sun. The Agreement had contemplated that the aggregate consideration to be paid to the Company by Sun for such assets was to be $185,000,000, of which $150,000,000 in cash was to be paid at the closing (the "Closing Payment") and $35,000,000 was to be payable on July 1, 1998 (the "Second Payment"). Pursuant to the terms of a Modification Agreement, dated as of November 24, 1997, among Encore and Sun, the parties agreed that the final amount of the Closing Payment would be reduced to $149,882,683 to reflect that Sun was assuming certain liabilities of certain non-U.S. subsidiaries of the Company in the amount of $117,317, which Sun had not previously agreed to assume under the terms of the Agreement. In addition, the parties further agreed that Sun was to pay an additional amount of $1,285,544 to Encore for the purchase by Sun of certain finished storage product units, as contemplated by the terms of the Agreement. Thus, the aggregate amount paid by Sun to Encore at the Closing was $151,168,227 (the "Total Cash Closing Payment"), which was paid by Sun to Encore as follows: (i) at the Company's request, $118,550,973 was paid to Gould, which represented payment by Encore to Gould for (I) the aggregate amount of outstanding principal amount of indebtedness, and accrued interest thereon, owed by the Company to Gould and (II) a portion of the cost of redeeming Encore's outstanding Preferred Stock, all of which was then owned by Gould and EFI, pursuant to an agreement dated July 17, 1997 between the Company and Gould (the "Gould Agreement"); (ii) at the Company's request, $11,876 was paid in French Francs to Encore Computer, S.A, a wholly-owned subsidiary of Encore; (iii) $22,000,000 was paid to First Trust of California, National Association, as escrow agent, pursuant to the terms of an escrow arrangement between Encore and Sun; and (iv) the remainder was paid to the Company. The purchase price for the sale of assets in the Sun Transaction, and the modifications thereto as described above, were determined as a result of arms-length negotiations between Encore and Sun.

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

EVENTS FOLLOWING THE SUN TRANSACTION

When the Company completed the sale of its storage products business, the Board of Directors decided the Company should, at least until the Board's January 1998 meeting, (a) explore the possibility of attempting to develop and market clustering software in a Windows NT environment for various types of computer hardware, and (b) explore the feasibility of continuing, and attempting to expand, its real-time computer systems business. In January 1998, the Board of Directors (i) decided the Company should discontinue its efforts to develop clustering technology in a Windows NT environment for various types of computer hardware resulting in a termination charge of $743,500, and (ii) authorized the Company to retain an investment banker to explore strategic options with respect to the real-time business.

On March 2, 1998, the Company signed a letter of intent to sell its real-time computer systems business to Gores Technology Group. That transaction was subject to completion by Gores of due diligence and to negotiation and execution of definitive agreements. Upon the sale of its real-time computer systems business to Gores or to any other purchaser, the Company no longer will have any business operations.

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

Pending the closing, Gores is operating the real-time business in accordance with a Management Agreement (the "Management Agreement"), retaining any positive cash flow and bearing any negative cash flow, pursuant to a management contract which provides for a monthly management fee of $100,000 which will be fully refunded to Encore on closing. The Management Agreement provides that: (i) if the Asset Purchase Agreement terminates prior to the sale being approved by the shareholders, and the real-time business has generated negative cash flow from June 1, 1998 until such termination, Gores will refund to Encore the amount of the negative cash flow up to the amount of monthly management fees paid; (ii) if the Asset Purchase Agreement terminates prior to the sale being approved by the shareholders, and the real-time business has generated positive cash flow from June 1, 1998 until such termination, Gores will retain the positive cash flow and the management fees paid; (iii) if the Asset Purchase Agreement is approved by the shareholders, and the real-time business has generated negative cash flow from June 1, 1998 until such approval, Gores will refund to Encore the amount of the negative cash flow and the management fees paid; (iv) if the Asset Purchase Agreement is approved by the shareholders, and the real-time business has generated positive cash flow from June 1, 1998 until such approval, Gores will retain the positive cash flow and return the management fees paid. Due to the uncertainty of the outcome of the Gores Transaction, the possible income or expense impact associated with the termination or closing of the

Asset Purchase Agreement has not been recorded in the Company's Statement of Operations at September 27, 1998. Encore has provided a $2 million line of credit to Gores to fund the operations of the real-time business until the losing. By September 27, 1998, borrowings net of obligations assumed by Gores under the Management Agreement were $466,000.

On June 25, 1998, Sun informed Encore of its intent to setoff $10,062,000, less $370,000 subsequently reimbursed, for a total setoff of $9,692,000 relating to alleged breaches of representations and warranties made by Encore under the Agreement. The setoff relates to the following claims: (i) a $1,025,000 claim by Sun that Encore was unable to deliver to Sun the right to use certain software;
(ii) $5,000 in outside legal fees and other expenses incurred regarding a threatened action by its Italian distributor relating to an alleged breach of Encore's promise to deliver certain product features to a major customer, as well as a $1,000,000 demand relating to the distributors claim of lost future sales to that customer; (iii) $350,000 relating to Sun's claim for indemnifiable costs associated with obtaining proper certification of certain hardware; (iv) a $7,200,000 claim associated with the repair or replacement of storage products sold by Encore prior to the closing which Sun claims have failed to conform to Encore's warranties, customer commitments, product specification and/or quality standards; and (v) $112,000 relating to costs incurred by Sun responding to a subpoena in connection with pending legal action brought by certain shareholders in connection with the Sun Transaction (the "Shareholders Suit"). Encore has requested Sun to provide documentation regarding these claims; however, the ultimate resolution of these matters is not presently determinable. On July 1, 1998, Sun paid Gould $25,308,000 with regard to the Second Payment. Therefore, Encore owes Gould $9,692,000 under the Agreement. Because that amount was not paid by July 31, 1998, on July 31, 1998, Encore issued to Gould Preferred Stock with a liquidation preference of $42,678,400 (the "Unpaid Dividend Shares"), as previously unpaid dividends on Preferred Stock Gould had owned prior to November 24, 1997. However, in order to avoid the need for Encore to make a payment of $9,692,000 to Gould by July 31, 1998, or be irrevocably obligated to issue the Unpaid Dividend Shares, without knowing the amount, if any, it might recover through future payments of additional portions of the Second Payment, Gould gave Encore the option (the "Option") to repurchase the Unpaid Dividend Shares at any time on or before July 31, 1999 for an amount equal to (a) $35,000,000, minus
(b) all sums Gould receives with regard to the Second Payment, plus (c) interest on that amount at 8.5% per annum from August 1, 1998 to the day the Option is exercised. If Encore does not exercise its Option by July 31, 1999, Gould's Preferred Stock will absorb all of the liquidation proceeds, if any.

At a special meeting of shareholders held on September 11, 1998, shareholders approved the sale of substantially all of the assets associated with the real-time computer system and processing business of the Company to a newly formed subsidiary of Connection Machines, Inc., one of the Gores Technology group of companies, pursuant to the Asset Purchase Agreement dated June 4, 1998. However, shareholders were not asked to vote on the Plan of Dissolution and Liquidation approved by the Board of Directors on August 6, 1998 due to Sun's refusal to consent to Gould voting for the plan pursuant to the Inducement Agreement.

Pursuant to Section 7.1(f) of the Asset Purchase Agreement between the Company and Gores dated June 4, 1998, either buyer or seller may terminate if the Closing has not occurred by the earliest of (i) the date on which the Company's shareholders vote upon and fail to approve the transactions contemplated hereby, or (ii) October 31, 1998 or (iii) such other date, if any, as the Buyer and the Company may agree in writing and the terminating party is not at such time in breach of a representation or warranty or in violation of a covenant or agreement contained herein. On October 27, 1998, pursuant to Amendment Number One To Asset Purchase Agreement, the parties agreed to change the date in
Section 7.1(f)(ii) from October 31, 1998 to November 30, 1998.

At September 27, 1998, the Company had total assets of $24,322,000, including restricted cash of $1,285,000, and cash and cash equivalents of $13,240,000, but not including any amount for the balance of the Second Payment, and had liabilities of $22,716,000, including $5,926,000 of estimated severance costs and other costs related to the proposed sale of the Company's Real-Time business to Gores and the sale of the Company's storage products business and discontinuance of its efforts to develop clustering software in a Windows NT environment, and the $9,692,000 remaining payable to Gould. If the sale of the real-time business is consummated, the assets of the Company available for distribution to shareholders on liquidation would be: (i) the Company's assets at September 27, 1998 plus any additional amounts received with regard to the Second Payment, less its liabilities at September 27, 1998 including the $9,692,000 payable to Gould, plus or minus; (ii) any amount by which the severance and other costs related to the sale of the storage products business and the discontinuance of the Company's efforts to develop clustering software in a Windows NT environment as well as severance related to the Gores Transaction, paid after September 27, 1998 are greater or less than the estimated amount reflected on the Company's September 27, 1998 balance sheet, plus or minus; (iii) the gain or loss from the sale of the Company's real-time computer systems business; minus (iv) costs of the liquidation and reserves for any contingent liabilities, including any pending litigation, estimated by the Company to be approximately $10,624,000, which has not been recorded on the books of the Company as of September 27, 1998.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going-concern. The Company has agreed to sell its principal operating assets and plans to liquidate after November 24, 1998, subject to shareholder approval. The Company will incur substantial expenses in connection with a liquidation. The accompanying condensed consolidated financial statements do not reflect either the effects of the proposed sale of the Company's principal operating assets or the expenses it will incur in connection with its liquidation. The Company has a substantial obligation to Gould which was to have been satisfied with the Second Payment from Sun. Sun has withheld a portion of that Second Payment, because of claimed offsets. If Sun does not make the balance of the Second Payment, the Company's obligation to Gould (which is reflected on its balance sheet) plus expenses incurred in connection with the Company's liquidation (which are not reflected on its balance sheet) are likely to exceed its assets. The ultimate resolution of these matters is not presently determinable.

RESULTS OF OPERATIONS:

Net sales for the three and nine month periods ended September 27, 1998 decreased 33% and 37%, respectively, to $4,973,000 and $14,576,000 from $7,429,000 and $23,116,000 for the three and nine month periods of 1997. For the three and nine month periods ended September 27, 1998, equipment sales decreased 39% and 50% to $2,321,000 and $5,690,000, respectively, when compared to $3,834,000 and $11,428,000 for the three and nine month periods ended September 28, 1997. Service revenues for the three and nine month periods ended September 27, 1998 were $2,652,000 and $8,886,000, respectively, compared to $3,595,000 and $11,688,000 for the three and nine month periods ended September 28, 1997, respectively. Real-time equipment sales for the three and nine month periods ended September 27, 1998 were $2,321,000 and $5,690,000 compared to $2,317,000 and $7,666,000 for the same periods in 1997. Storage product equipment sales for the three and nine months ended September 28, 1997 were $1,517,000 and $3,762,000, respectively. The Company had no storage product equipment sales for the three and nine month periods ended September 27, 1998 as a result of the sale of the storage product business to Sun Microsystems on November 24, 1997 (the "Sun Transaction"). No service revenues were derived from the storage product business in the first nine months of either 1998 or 1997. The Company's operating losses for the three and nine month periods in 1998 were $1,594,000 and $4,178,000, respectively, compared to operating losses of $14,502,000 and $50,306,000 for the same periods in 1997.

Equipment sales as a percentage of total net sales for the three and nine month periods ended September 27, 1998 were 47%, and 39%, respectively, compared to 52% and 49% for the three and nine month periods ended September 28, 1997, respectively. For real-time equipment sales, the respective percentages were 47% and 39% of total net sales in the three and nine month periods ended September 27, 1998, compared to 31% and 33% for the same periods of 1997. Storage product equipment sales for the three and nine months ended September 28, 1997 were 20% and 16% of total net sales, respectively. The decrease in real-time equipment sales for the three and nine month periods in 1998 is primarily due to certain of the Company's traditional real-time products having reached the end of their product life cycle. International equipment sales decreased 91% and 72% in the three and nine month periods ended September 27, 1998, respectively, to $184,000 and $1,534,000, respectively, compared to $2,082,000 and $5,408,000 for the three and nine month periods of 1997, respectively. There were no storage product equipment sales in 1998 compared to sales of $1,038,000 and $934,000 for the three and nine month periods ended September 28, 1997, respectively. Domestic equipment sales increased 22% and decreased 31% for the three and nine month periods ended September 27, 1998 to $2,137,000 and $4,156,000, respectively, compared to $1,752,000 and $6,020,000 for the same periods of 1997, with storage product equipment sales decreasing to $0 from $479,000 and $2,828,000 for the three and nine month periods ended September 28, 1997.

Continued declining service revenues reflect the effect on the service business of: (i) the Company's prolonged decline in equipment sales; (ii) the price competitiveness of the marketplace; and (iii) the completion of long running government programs and subsequent deinstallation of systems. International service sales decreased 28% and 29% to $1,589,000 and $5,206,000 for the three and nine month periods ended September 27, 1998, respectively, while domestic service sales decreased 24% and 16% to $1,063,000 and $3,680,000 compared to the three and nine month periods in 1997. No service sales were derived from the storage product business for the three and nine month periods ended September 27, 1998 and September 28, 1997.

International net sales decreased 59% and 47% for the three and nine month periods ended September 27, 1998, respectively, (45% and 43% for real-time) when compared to the same periods in 1997. Domestic net sales increased 2% and decreased 25% (an increase of 52% and 4% for real-time) for the three and nine month periods ended September 27, 1998 when compared to the 1997 three and nine month periods. International net sales for the three and nine months ended September 27, 1998 were $1,773,000 and $6,740,000, or 36% and 46% of total net sales. International real-time net sales for the three and nine months ended September 28, 1997 were $3,243,000 and $11,789,000, or 44% and 51% of total net sales.

Total cost of sales decreased in the three and nine month periods ended September 27, 1998 to $3,857,000 and $9,658,000, respectively, all of which was for real-time, from $8,733,000 and $30,585,000 ($4,162,000 and $14,707,000 for
real-time and $4,571,000 and $15,878,000 for storage product) from the same periods in 1997. The decrease was due generally to lower sales volumes and lower spending resulting from the Sun Transaction.

Cost of equipment sales for the three and nine month periods ended September 27, 1998 were $1,998,000 and $3,697,000 or 86% and 65% of net equipment sales, respectively. Cost of real-time equipment sales for the three and nine month periods ended September 28, 1997 were $1,912,000 and $7,214,000 or 83% and 94% of net real-time equipment sales, respectively. Cost of storage product sales exceeded storage product sales by $1,411,000 and $7,162,000 for the three and nine month periods ended September 27, 1997 due to the discounting of storage products in order to penetrate the marketplace and establish reference accounts. Warranty costs related to the storage product business in 1997 were also higher than anticipated due to engineering changes on current installations and spare part inventory. Factory variances related to lower production volumes and underutilization of manufacturing capacity also lowered gross margin in the three and nine month periods ended September 28, 1997. Gross margins on real-time equipment sales were $323,000 and $1,993,000 or 14% and 35% for the three and nine month periods ended September 27, 1998, respectively, as compared to $405,000 and $452,000 or 17% and 6% for the three and nine month periods ended September 28, 1997, respectively.

For the three and nine month periods ended September 27, 1998, service gross margins were $793,000 and $2,925,000, respectively, compared to losses of $298,000 and $759,000 for the same periods in 1997. For the three and nine month periods in 1997, service margins were reduced for expenditures on various programs and infrastructure necessary to support the storage product line, for which no revenues were generated. The Company spent $1,643,000 and $4,954,000 (47% and 42% of service sales) in the three and nine month periods ended September 28, 1997, respectively. Sun purchased all fixed assets and spares inventory related to the storage product and hired all storage product service personnel.

All service sales are derived from installed real-time products and the cost structure within the service department is highly variable due to the utilization of service partners.

Therefore, as revenues decline, costs decline as well. Moreover, management continues to reduce fixed costs on an ongoing basis. Gross margins on real-time service sales were $793,000 and $2,925,000 (30% and 33%) for the three and nine month periods ended September 27, 1998, respectively, compared to $1,345,000 and $4,195,000 (37% and 36%) for the three and nine month periods ended September 28, 1997, respectively.

Research and development expenses for the three and nine month periods ended September 27, 1998 were $257,000 and $969,000, respectively, compared to $6,455,000 and $20,876,000 for the same periods in 1997. The decrease in 1998 expenses is primarily the result of the Sun Transaction. Sun either hired or contracted 147 or 68% of total research and development personnel. Research and development expenses as a percentage of net sales decreased to 5% and 7% for the three and nine month periods in 1998, compared to 87% and 90% for the same periods in 1997.

In December 1997, the Company established a separate research and development organization to focus on opportunities in the Microsoft NT environment. However, in January 1998, as more fully discussed in Note C of the Notes to Condensed Consolidated Financial Statements, the Board of Directors voted not to pursue the NT opportunity.

Sales, general and administrative ("SG&A") expenses for the three and nine month periods ended September 27, 1998 were $2,453,000 and $6,557,000, respectively, compared to $6,743,000 and $21,961,000 for the same periods in 1997. The decrease in expenses was due primarily to the Sun Transaction. Sun hired 65 storage product sales and marketing personnel or 45% of the Company's total sales and marketing employees. Subsequently, the Company downsized the real-time sales and marketing organization to 30 employees. As a percentage of net sales, SG&A expenses were 49% and 45% for the three and nine month periods ended September 27, 1998, respectively, compared to 91% and 95% for the same periods of 1997.

Interest expense decreased in the three and nine month periods ended September 27, 1998 to $133,000 and $154,000, respectively, from $2,024,000 and $4,778,000 in the same periods of 1997 due to the repayment of the Gould debt in connection with the Sun Transaction.

Other expense, net, was lower for the three month period of 1998 compared to the same period of 1997 due to gains on foreign exchange in 1998 versus losses in 1997 as well as lower losses on the sale of certain fixed assets. Other expense, net, was lower for the nine month period of 1998 compared to the same period of 1997 due to lower foreign exchange losses as well as lower losses on the sale of certain fixed assets.

Income taxes provided for the three and nine month periods in 1998 and 1997 relate to operations of foreign subsidiaries.


LIQUIDITY AND CAPITAL RESOURCES:

For the nine month period ended September 27, 1998, the Company reported net income of $21,252,000 (including $25,308,000 due to the receipt of a portion of the Second

Payment from Sun for the assets of the Company's former storage products business), compared to a net loss of $56,465,000 for the same period of 1997. Net cash used in operating activities for the first nine months of 1998 was $13,435,000 compared to $34,231,000 for the nine month period of 1997. Working capital increased as the Company recorded the receipt of a potion of the Second Payment from Sun in the amount of $25,308,000, offset by a decrease in accounts payable and accrued liabilities of $10,643,000. As of September 27, 1998, total shareholders' equity was $1,606,000 versus a capital deficiency of $19,646,000 as of December 31, 1997.

Expenditures for property and equipment during the nine months ended September 27, 1998 and September 28, 1997 were $201,000 and $1,190,000, respectively. The decrease in 1998 spending resulted from management's decision to limit capital expenditures to a minimum in light of the sale of the storage products business to Sun and the uncertainty of the continuing real-time business. The gain from the Sun Transaction with respect to the Second Payment was $25,308,000.

Cash used in financing activities of $25,774,000 during the nine months ended September 27, 1998, represents the Second Payment from Sun in the amount of $25,308,000 being paid to Gould as well as borrowings net of obligations assumed by Gores under the Management Agreement of $466,000. Cash was provided through financing activities of $35,946,000 in the first nine months of 1997. The principal source of financing was through various agreements provided by the Japan Energy Group, including Gould and other affiliates of Gould. On March 19, 1997, the Company and Gould agreed to cancel $40,000,000 of indebtedness owed to Gould under their loan agreement (the "Credit Agreement") in exchange for the issuance to Gould of 400,000 shares of the Company's Series I Convertible Preferred Stock ("Series I") with a liquidation preference of $40,000,000. In addition to the exchange of indebtedness for shares of Series I, the Company and Gould also agreed to amend the Credit Agreement to: (i) reduce the maximum amount which could be borrowed by the Company from $80,000,000 to $50,000,000; and (ii) provide that any borrowings in excess of $41,915,869 (the principal amount outstanding on March 19, 1997 after giving effect to the exchange of indebtedness for shares of Series I) would be made only at the discretion of Gould. At the closing of the Sun Transaction, the Company paid to Gould $93,551,000 in principal and accrued interest in satisfaction of its indebtedness to Gould at that date, and $25,000,000 relating to a portion of the cost of redeeming Encore's outstanding Preferred Stock, all of which was then owned by Gould and an affiliate of Gould.

Restricted cash of $1,285,000 and $14,083,000 at September 27, 1998 and December 31, 1997, respectively, represents cash held in an escrow account pursuant to an escrow agreement dated November 24, 1997 between the Company and Sun. The escrow arrangement was established to ensure that certain of the Company's liabilities at the closing date of the Sun Transaction, would be paid when due. As the Company pays these liabilities, escrow funds are released to the Company. These funds are invested in a U.S. Bank money market fund and will be made available to the Company pursuant to the terms of the escrow agreement. Restricted cash of $14,083,000 at December 31, 1997, represents cash held in the escrow account. The majority of cash and cash equivalents at September 27, 1998 consists of cash available to the Company from the Total Cash Closing payment from the Sun Transaction and cash at various international subsidiaries.

With minor exceptions, all cash in the international subsidiaries is remittable to the United States.

The Company has signed a definitive agreement to sell its real-time business which was approved by the shareholders on September 11, 1998. Once the sale is consummated, it is anticipated that the Company will be liquidated subsequent to November 24, 1998, subject to shareholders' approval. (See Note D of Notes to Condensed Consolidated Financial Statements).

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going-concern. The Company has agreed to sell its principal operating assets and plans to liquidate after November 24, 1998, subject to shareholders approval. The Company will incur substantial expenses in connection with a liquidation. The accompanying condensed consolidated financial statements do not reflect either the effects of the proposed sale of the Company's principal operating assets or the expenses it will incur in connection with its liquidation. The Company has a substantial obligation to Gould Electronics, Inc. which was to have been satisfied with the Second Payment due from Sun Microsystems, Inc. under an agreement by which the Company sold its storage products business to Sun. Sun has withheld a portion of that Second Payment, because of claimed offsets. If Sun does not make the balance of the Second Payment, the Company's obligation to Gould (which is reflected on its balance sheet) plus expenses incurred in connection with the Company's liquidation (which are not reflected on its balance sheet) are likely to exceed its assets. The ultimate resolution of these matters is not presently determinable.

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

Item 4. Submission of Matters to a Vote of Security Holders The Special
Meeting of Shareholders of the Company was held at the Sheraton Suites in Plantation, Florida on September 11, 1998. At the meeting the shareholders voted: (1) to approve the Gores Transaction; (2) to elect six (6) directors; and
(3) to approve the selection by the Board of Directors of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending December 31, 1998. The results of the votes for each of these proposals were as follows:


                                                                  AGAINST/
                                                           FOR     ABSTAIN
                                                           ---------------
1. Gores Transaction                                   42,556,340    22,562,270

2. Election of Directors                               52,535,134    12,583,476

3. Approval of Independent Auditors                    53,519,058    11,599,552


Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits required by Item 601 of Regulation S-K

       Exhibit No. 11 - Statement re: computation of per share earnings. See page 27.

       Exhibit No. 27 - Financial Data Schedule. See page 28.

   (b) Reports on Form 8-K
       No reports on Form 8-K were filed by the Company during the quarter ended September 27, 1998.

                           ENCORE COMPUTER CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Encore Computer Corporation

                           /s/ MARY MACOMBER          /s/ LINDA J. MATTHEWS
                           ----------------------     -----------------------
Date: November 18, 1998    Mary Macomber              Linda J. Matthews
                           President                  Vice President
                           Chief Executive Officer    Chief Financial Officer

EXHIBIT INDEX

EXHIBIT      DESCRIPTION
-------      -----------
 11          Statement re: computation of per share earnings.

 27          Financial Data Schedule.