Form 10-K
period 1998-12-31
ENCORE COMPUTER CORP /DE/
filed 1999-05-21
CIK 764037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10K

(MARK ONE)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    For the Fiscal Year Ended December 31, 1998

                                        OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   For the Fiscal Year Ended December 31, 1998

                           Commission File No. 0-13576

                           ENCORE COMPUTER CORPORATION
             (Exact name of registrant as specified in its charter)

                        Delaware                                                            04-2789167
---------------------------------------------------------                     ----------------------------------------
                (State of Incorporation)                                            (I.R.S. EMPLOYER I.D. NO.)

                    7786 Wiles Road
                 Coral Springs, Florida                                               33067
---------------------------------------------------------                     ----------------------------------------
        (Address of Principal Executive Offices)                                            (Zip Code)

Telephone:  (954) 757-0166

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

Aggregate market value, as of March 25, 1999 of Common Stock held by non-affiliates of the registrant: $1,317,401.

The number of shares outstanding of the registrant's only class of Common Stock as of March 25, 1999 was 67,450,907

                                                       PART OF DOCUMENT
DOCUMENTS INCORPORATED BY REFERENCE:                 IN WHICH INCORPORATED
                                                  ----------------------------

A list of all exhibits to this Form 10-K is on Page 53.

PART I

ITEM 1   BUSINESS

Until November 1997, Encore Computer Corporation ("Encore" or the "Company") was engaged in manufacturing, distributing and supporting (i) scalable real-time computer systems and (ii) data storage products for very large computer systems. In November 1997 it sold its storage products business and in January 1999 it completed the sale of its real time computer systems business effective December 31, 1998. Since January 1999, the Company's only assets have been cash and claims relating to the sales of its storage products and real-time computer systems businesses.

In 1989, Encore acquired the assets and assumed the liabilities of the Gould Electronics Inc.'s Computer Systems Division, which was significantly larger than Encore. Since 1989, Gould (which is a wholly owned subsidiary of Japan Energy Corporation) had been the principal source of the Company's financing. From 1989 through November 1997, the Company borrowed a total of $418 million from Gould and its affiliates. Encore had invested most of this in research and development. However, despite its efforts, Encore was unable to penetrate the marketplace for storage products and sales of its real-time computer systems declined significantly. By mid-1997 Gould had made it clear that it would not provide further financing to Encore, other than working capital to keep the storage products business operating for a short period until a pending sale could be completed.

SALE OF THE STORAGE PRODUCTS BUSINESS

On November 24, 1997, the Company sold substantially all the assets associated with its storage products business to Sun Microsystems, Inc. ("Sun"). The Asset Purchase Agreement under which the transaction took place contemplated that Sun would pay $185 million for the storage products business, of which $150 million would be paid in cash at the closing and $35 million would be paid on July 1, 1998, subject to Sun's right to make offsets against the second payment. In fact, because of certain closing adjustments, Sun paid Encore $151,168,227 at the closing.

Shortly before July 1, 1998, Sun asserted claims against Encore totaling $9,692,000. Because of that, on July 1, 1998, Sun paid only $25,308,000 of the $35,000,000 which was due on that date. Since then, Encore and Sun have been attempting to resolve Sun's claims.

On November 24, 1997, Gould held (i) notes, secured by all of Encore's assets, under which Encore owed Gould $93.55 million for money Encore had borrowed from Gould plus unpaid interest, and (ii) convertible preferred stock of Encore with a liquidation preference totaling $411 million, which Encore had issued to Gould between 1991 and 1996 in exchange for cancellation of indebtedness for money Encore had borrowed from Gould and interest on those borrowings. In addition, Gould held approximately 48.44% of Encore's common stock, which Gould had obtained as part of the consideration for the sale of its Computer Systems Division to Encore in 1989 or through conversion of convertible preferred stock. In connection with the sale of Encore's storage products business to Sun, Encore and Gould agreed that Encore would repay the secured notes and unpaid interest thereon and redeem all the convertible preferred stock which Gould held for $60 million, of which $25 million was to be paid at the closing of the Sun transaction, and the balance was to be satisfied with the second payment due from Sun. In addition, Gould agreed that if it received the entire $35 million by July 31, 1998, Gould would waive its right to receive additional shares of preferred stock with a liquidation preference of approximately $43 million which were due to it as past-due dividends on the convertible preferred stock which was being redeemed. Finally, Gould agreed that if Encore were liquidated before November 24, 1999, Gould would waive any right it had as a holder of Encore's common stock with regard to the first $30 million of liquidating distributions made to Encore's common stockholders.

In connection with the sale of Encore's storage business to Sun, Gould also entered into an agreement with Sun under which Gould guaranteed most of Encore's obligations under the Asset Purchase Agreement between Encore and Sun, agreed to provide whatever funds were necessary to ensure that Encore would not become insolvent within one year after the closing of the sale to Sun, and indemnified Sun against any losses Sun might incur if the sale of Encore's storage products business to Sun were challenged in an insolvency proceeding relating to Encore commenced within two years after the closing.

Because Sun withheld $9,692,000 of the payment due on July 1, 1998, Encore remained obligated to Gould in that amount and had to either pay that amount to Gould out of its own funds by July 31, 1998 or issue to Gould the over-due dividend shares of convertible preferred stock, which had a liquidation preference of $42,678,400. However, in order to give Encore more time to attempt to resolve Sun's claims, Gould agreed that if Encore issued those dividend shares to it, Gould would give Encore the option to re-purchase the dividend shares on or before July 31, 1999 for an amount equal to the balance of the $9,692,000 which remained unpaid plus interest at 8.5% per annum from August 1, 1998. At December 31, 1998, the amount Encore would have had to pay to re-purchase the dividend shares would have been the full $9,692,000 plus interest of $343,070.

SALE OF THE REAL-TIME BUSINESS

When the Company completed the sale of its storage products business, the Board of Directors decided that, at least until the Board's January 1998 meeting, the Company should (a) explore the possibility of attempting to develop and market clustering software related to Windows NT(R) and (b) explore the feasibility of the Company's continuing, and attempting to expand, its real-time computer systems business. In January 1998, the Board of Directors (i) decided the Company should discontinue its efforts to develop clustering software relating to Windows NT and (ii) authorized the Company to retain an investment banker to try to find a purchaser for the real-time computer systems business.

On March 2, 1998, the Company signed a non-binding letter of intent to sell its real-time computer systems business to Gores Technology Group ("Gores") for approximately $5.5 million, based on an estimated December 31, 1997 balance sheet for that business. On June 4, 1998, the Company and Gores entered into a definitive agreement for the Company to sell the real-time business to Gores for $3 million in cash. The reduction in price from that contemplated in the letter of intent reflected operating results during the first quarter of 1998 and differences between the estimated December 31, 1997 balance sheet and the actual balance sheet at March 29, 1998.

At the same time the Company entered into the agreement to sell its real-time computer systems business to Gores, the Company entered into a management agreement under which Gores took over management of the real-time computer systems business, retaining any positive cash flow and bearing any negative cash flow, but receiving a management fee of $100,000 per month, which was to be refunded to Encore upon closing of the sale of the real-time computer systems business to Gores. Encore provided a $2 million line of credit to Gores to fund its operation of the real-time computer systems business until the closing.

The sale of the real-time computer systems business to Gores was approved by the Company's stockholders on September 11, 1998, and the transaction was completed on January 6, 1999. At the closing of the sale, the Company received $2,750,000 (with the additional $250,000 set off against the purchase price to resolve an alleged breach of indemnity claim) and the parties agreed to resolve shortly after the closing disputed items relating to the sale, including the amounts due to Encore under the management agreement and the line of credit, and certain other indemnity claims by Gores. As of March 31, 1999, these items had not yet been resolved.

It had been contemplated that after the real-time computer systems business was sold to Gores, Encore would be liquidated. However, because of a provision of the agreements relating to Encore's sale of its storage products business to Sun, Encore's stockholders could not vote on the liquidation of Encore at the meeting on September 11, 1998 at which they approved the sale of the real-time computer systems business. The Company's Board of Directors expects to reconsider when the Company should be liquidated when various disputed items are determined, including the additional amount, if any, which Sun will pay with regard to its purchase of the storage products business, the additional amount, if any, which Gores will pay to the Company with regard to its purchase of the real-time business, and whether the Company will have any liability in the pending lawsuit by stockholders of the Company with regard to the Sun transaction and related redemption of convertible preferred stock from Gould.

On, November 24, 1998, the Company's Chief Executive Officer and its President resigned in view of the fact that the Company no longer had any active business. The Company's staff was reduced to its General Counsel (who took the position of President), its Chief Financial Officer, its Vice President of Human Resources (who continued to be involved in employee compensation matters arising out of the sales of the storage products and the real-time computer systems businesses) and a few clerical and administrative employees. The Company also moved its offices to substantially smaller space which it occupies under a short-term lease. Those offices will be closed on or about June 30, 1999, and it is likely that the Company's further activities will be conducted in space provided by Gould in Eastlake, Ohio.

The assets of the Company available for distribution to shareholders on liquidation of Encore would be (i) the Company's assets, less its liabilities, at December 31, 1998, after giving effect to the sale of the real-time computer systems business to Gores, plus or minus (ii) any sum by which the amount received from Gores is greater or less than the carrying value on the Company's December 31, 1998 balance sheet, plus or minus (iii) any amount by which severance and other costs related to the sale of the Company's businesses are less or greater than the accruals for them on the December 31, 1998 balance sheet, plus or minus (iv) any amounts by which the costs of liquidation and costs related to contingent liabilities, including pending litigation, are less or greater than the reserves reflected on the December 31, 1998 balance sheet, minus (v) expenses incurred after December 31, 1998 which have not been contemplated in the accruals, such as employee costs for the Company's limited staff. The amount, if any, of the assets available for distribution on liquidation of Encore will be available to common stockholders will depend on whether Encore is able to re-purchase the convertible preferred stock held by Gould.

ITEM 2   PROPERTIES

Listed below are the Company's principal facilities as of December 31, 1998.

                                                                      OWNED OR         APPROXIMATE
               LOCATION                  PRINCIPAL USE                 LEASED          SQUARE FEET
               -----------------------   -----------------------   ---------------   -----------------
               Coral Springs, FL         Administrative                Leased                   2,512



               London, England           None                          Leased                  35,000


The Company is currently in discussions with the owner of the London facility to terminate its lease.

ITEM 3   LEGAL PROCEEDINGS

Shortly before the closing of the sale of the Company's storage products business to Sun, shareholders of the Company brought a derivative suit in the Delaware Chancery Court against Gould and the Company's then directors, C. David Ferguson, Robert Fedor, Rowland Thomas and Kenneth Fisher. Three similar shareholder suits were also filed and all four suits have been consolidated as Civil Action #16044, IN RE ENCORE COMPUTER CORPORATION SHAREHOLDERS LITIGATION. The suit is currently in the discovery stage. In February 1999, a motion for Summary Judgment was filed by Defendants, Gould, Ferguson, Fedor, Thomas and Fisher. The motion is now pending in the Delaware Chancery Court. The Company does not believe the shareholder suit will have a significant financial impact on the Company.

The Company is subject to other legal proceedings and claims, including the claims by Sun, as discussed more fully in Part I, Item 1-Business, which arise in the ordinary course of its business. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect the financial position of the Company.

ITEM 4  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Special Meeting in Lieu of Annual Meeting of Shareholders of the Company was held at the Sheraton Suites in Plantation, Florida September 11, 1998. At the meeting the shareholders voted: (1) to approve the sale of the real-time business to Gores; (2) to elect six (6) directors; and (3) to approve the selection by the Board of Directors of PricewaterhouseCoopers LLP. as the Company's independent auditors for the fiscal year ending December 31, 1998. The results of the votes for each of these proposals were as follows:

                                                                    AGAINST/
                                                           FOR       ABSTAIN
                                                       ----------  ----------
1.  Sale to Gores                                      42,556,340  22,562,270

2.  Election of Directors

    Kenneth G. Fisher                                  52,535,134  12,583,476
    Rowland H. Thomas                                  52,535,134  12,583,476
    Robert J. Fedor                                    52,535,134  12,583,476
    C.David Ferguson                                   52,535,134  12,583,476
    Thomas N. Rich                                     52,535,134  12,583,476
    Michael C. Veysey                                  52,535,134  12,583,476

3.  Approval of Independent Auditors                   53,519,058  11,599,552

PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the OTC Bulletin Board under the symbol ENCC.

The high and low closing sale prices of Encore's common stock are shown for fiscal years 1998 and 1997 in the table below:



                                             FISCAL 1998                            FISCAL 1997
                                 -------------------------------------  -------------------------------------
                                       HIGH               LOW                  HIGH               LOW
                                 -------------------------------------  -------------------------------------
           1st Quarter                         5/8               3/16              1 15/16           1  3/16
           2nd Quarter                       11/32               3/16              2  1/4            1  3/16
           3rd Quarter                       13/64               1/64              1  3/32               5/8
           4th Quarter                        1/16               1/64                25/32              9/64

BankBoston, N.A. is the stock transfer agent and registrar of the Company's common stock, and maintains shareholder records. The agent will respond to questions on change of ownership, lost stock certificates, consolidation of accounts and change of address. Shareholder correspondence on these matters should be addressed to:

BankBoston, N.A.
c/o Boston EquiServe, L.P.
P.O. Box 8040
Mail Stop 45-02-64
Boston, Massachusetts 02266-8040.

As of May 3, 1999, there were approximately 2,380 holders of record of the Company's common stock. The Company has never paid cash dividends on its common stock.

ITEM 6 SELECTED FINANCIAL DATA

(in thousands except                                       FOR THE YEAR ENDED DECEMBER 31,
    per share data)                      --------------------------------------------------------------------
                                             1998         1997          1996         1995          1994
                                         --------------------------------------------------------------------
Net sales                                   $20,435        $29,486      $47,627      $49,328        $76,550
Operating (loss)                             (7,474)       (76,528)     (67,218)     (77,796)       (50,848)
Gain on Sun Transaction                      25,308        119,890       -            -             -
Net income (loss)                            16,658         34,164      (70,732)     (81,354)       (54,556)
Basic income (loss) per common
    share (1)                                  0.24           0.11        (2.61)       (2.88)         (2.05)
Weighted average shares of
    common stock outstanding (1)             67,451         40,568       36,810       34,923         33,391
Working capital                              (2,988)       (21,617)     (67,295)       5,490         20,237
Total assets                                 16,753         37,451       69,256       72,537         99,021
Long term debt                                -             -               476       40,812         89,249
Shareholders' equity
    (capital deficiency) (2)                 (2,988)       (19,646)     (34,010)       2,514        (22,040)

(1) During 1998, 1997, 1996, 1995, and 1994, preferred stock dividends amounted to $533,000, $29,579,900, $25,413,000, $19,061,600, and $13,986,600,
respectively. All preferred stock dividends were paid in additional shares of preferred stock or were accumulated.

(2) Represents net assets in liquidation as of December 31, 1998.

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

OVERVIEW

Encore was founded in May 1983. In 1989, Encore acquired substantially all of the assets of the Computer Systems Division of Gould. Since 1989, the Japan Energy Group has been the principal source of financing for the Company by either directly providing or guaranteeing the Company's loans. Since late 1996 however, the credit agreements did not provide committed financing to the Company and all financing was solely at the discretion of Gould. From 1989 through November 1997, the Company borrowed a total of $418 million from the Japan Energy Group.

THE SUN TRANSACTION

On November 24, 1997, the Company sold substantially all the assets associated with its storage products business to Sun Microsystems, Inc. ("Sun"). The Asset Purchase Agreement under which the transaction took place contemplated that Sun would pay $185 million for the storage products business, of which $150 million would be paid in cash at the closing and $35 million would be paid on July 1, 1998, subject to Sun's right to make offsets against the second payment. In fact, because of certain closing adjustments, Sun paid Encore $151,168,227 at the closing.

Shortly before July 1, 1998, Sun asserted claims against Encore totaling $9,692,000. Because of that, on July 1, 1998, Sun paid only $25,308,000 of the $35,000,000 which was due on that date. Since then, Encore and Sun have been attempting to resolve Sun's claims.

On November 24, 1997 Gould held (i) notes, secured by all of Encore's assets, under which Encore owed Gould $93.55 million for money Encore had borrowed from Gould plus unpaid interest, and (ii) convertible preferred stock of Encore with a liquidation preference totaling $411 million, which Encore had issued to Gould between 1991 and 1996 in exchange for cancellation of indebtedness for money Encore had borrowed from Gould and interest on those borrowings. In addition, Gould held approximately 48.44% of Encore's common stock, which Gould had obtained as part of the consideration for the sale of its Computer Systems Division to Encore in 1989 or through conversion of convertible preferred stock. In connection with the sale of Encore's storage products business to Sun, Encore and Gould agreed that Encore would redeem all the convertible preferred stock which Gould held for $60 million, of which $25 million was to be paid at the closing of the Sun transaction, and the balance was to be satisfied with the second payment due from Sun. In addition, Gould agreed that if it received the entire $35 million by July 31, 1998, Gould would waive its right to receive additional shares of preferred stock with a liquidation preference of approximately $43 million which were due to it as past-due dividends on the convertible preferred stock which was being redeemed. Finally, Gould agreed that if Encore were liquidated before November 24, 1999, Gould would waive any right it had as a holder of Encore's common stock with regard to the first $30 million of liquidating distributions made to Encore's common stockholders.

In connection with the transaction between Encore and Sun, Gould also entered into an agreement with Sun under which Gould guaranteed most of Encore's obligations under the Asset Purchase Agreement between Encore and Sun, agreed to provide whatever funds were necessary to ensure that Encore would not become insolvent within one year after the closing of its transaction with Sun, and indemnified Sun against any losses Sun might incur if the sale of Encore's storage products business to Sun were challenged in an insolvency proceeding relating to Encore commenced within two years after the closing.

Because Sun withheld $9,692,000 of the payment due on July 1, 1998, Encore remained obligated to Gould in that amount and had to either pay that amount to Gould out of its own funds by July 31, 1998 or issue to Gould the over-due dividend shares of convertible preferred stock, which had a liquidation preference of $42,678,400. However, in order to give Encore more time to attempt to resolve Sun's claims, Gould agreed that if Encore issued those dividend shares to it, Gould would give Encore the option to re-purchase the dividend shares on or before July 31, 1999 for an amount equal to the balance of the $9,692,000 which remained unpaid plus interest at 8.5% per annum from August 1, 1998. At December 31, 1998, the amount Encore would have had to pay to re-purchase the dividend shares would have been the full $9,692,000 plus interest of $343,070.

THE GORES TRANSACTION

When the Company completed the sale of its storage products business, the Board of Directors decided that, at least until the Board's January 1998 meeting, the Company should (a) explore the possibility of attempting to develop and market clustering software related to Windows NT(R) and (b) explore the feasibility of the Company's continuing, and attempting to expand, its real-time computer systems business. In January 1998, the Board of Directors (i) decided the Company should discontinue its efforts to develop clustering software relating to Windows NT and (ii) authorized the Company to retain an investment banker to try to find a purchaser for the real-time computer systems business.

On March 2, 1998, the Company signed a non-binding letter of intent to sell its real-time computer systems business to Gores Technology Group for approximately $5.5 million, based on an estimated December 31, 1997 balance sheet for that business. On June 4, 1998, the Company and Gores entered into a definitive agreement for the Company to sell the real-time business to Gores for $3 million in cash. The reduction in price from that contemplated in the letter of intent reflected operating results during the first quarter of 1998 and differences between the estimated December 31, 1997 balance sheet and the actual balance sheet at March 29, 1998.

At the same time the Company entered into the agreement to sell its real-time computer systems business to Gores, the Company entered into a management agreement under which Gores took over management of the real-time computer systems business, retaining any positive cash flow and bearing any negative cash flow, but receiving a management fee of $100,000 per month, which was to be refunded to Encore upon closing of the sale of the real-time computer systems business to Gores. Encore provided a $2 million line of credit to Gores to fund its operation of the real-time computer systems business until the closing. As of December 31, 1998, the amount of positive or negative cash flow generated under the management agreement had not been agreed upon. On December 31, 1998 the Company and Gores entered into a reconciliation agreement (the "Reconciliation Agreement"), whereby the parties agreed to resolve any differences as quickly as possible. It has been agreed that any positive cash flow generated internationally would be used by Gores to offset domestic borrowing of $1,850,000 and that all international cash balances at December 31, 1998 would be transferred by Gores to the Company as soon as practicable.

The sale of the real-time computer systems business to Gores was approved by the Company's stockholders on September 11, 1998, and the transaction was completed on January 6, 1999. At the closing of the sale, the Company received $2,750,000 (with the additional $250,000 set off against the purchase price to resolve an alleged breach of indemnity claim) and the parties agreed to resolve, shortly after the closing, disputed items relating to the sale, including the amounts due to Encore in accordance with the Reconciliation Agreement. As of March 31, 1999, these items had not yet been resolved.

It had been contemplated that after the real-time computer systems business was sold to Gores, Encore would be liquidated. However, because of a provision of the agreements relating to Encore's sale of its storage products business to Sun, Encore's stockholders could not vote on the liquidation of Encore at the meeting on September 11, 1998 at which they approved the sale of the real-time computer systems business. The Company's Board of Directors expects to reconsider when the Company should be liquidated when various disputed items are determined, including the additional amount, if any, which Sun will pay with regard to its purchase of the storage products business, the additional amount, if any, Gores will pay to the Company with regard to the sale of the real-time business, and whether the Company will have any liability in suits by stockholders of the Company with regard to the Sun transaction and related redemption of convertible preferred stock from Gould.

On, November 24, 1998, the Company's Chief Executive Officer and its President resigned in view of the fact that the Company no longer had any active business. The Company's staff was reduced to its General Counsel (who took the position of President), its Chief Financial Officer, its Vice President of Human Resources (who continued to be involved in employee compensation matters arising out of the sales of the storage products and the real-time computer systems businesses) and a few clerical and administrative employees. The Company also moved its offices to substantially smaller space which it occupied under a short-term lease. Those offices will be closed on or about June 30, 1999, and the Company's further activities will be conducted in space provided by Gould in Eastlake, Ohio.

The assets of the Company available for distribution to shareholders on liquidation of Encore would be (i) the Company's assets, less its liabilities, at December 31, 1998, after giving effect to the sale of the real-time computer systems business to Gores, plus or minus (ii) any sum by which the amount received from Gores is greater or less than the carrying value on the Company's December 31, 1998 balance sheet, plus or minus (iii) any amount by which severance and other costs related to the sale of the Company's businesses are less or greater than the accruals for them on the December 31, 1998 balance sheet, plus or minus (iv) any amounts by which the costs of liquidation and costs related to contingent liabilities, including pending litigation, are less or greater than the reserves reflected on the December 31, 1998 balance sheet, minus (v) expenses incurred after December 31, 1998 which have not been contemplated in the accruals, such as employee costs for the Company's limited staff. The amount, if any, of the assets available for distribution on liquidation of Encore will be available to common stockholders will depend on whether Encore is able to re-purchase the convertible preferred stock held by Gould.

LIQUIDATION

It had been contemplated that after the real-time computer systems business was sold to Gores, Encore would be liquidated. However, because of a provision of the agreements relating to Encore's sale of its storage products business to Sun, Encore's stockholders could not vote on the liquidation of Encore at the meeting on September 11, 1998 at which they approved the sale of the real-time computer systems business. The Company's Board of Directors expects to reconsider when the Company should be liquidated when various disputed items are determined, including the additional amount, if any, which Sun will pay with regard to its purchase of the storage products business, the additional amount Gores will pay to the Company and whether the Company will have any liability in suits by stockholders of the Company with regard to the Sun transaction and related redemption of convertible preferred stock from Gould.

The accompanying consolidated financial statements have been prepared assuming that the Company will liquidate. As of December 31, 1998, the Company has a net capital deficiency and a working capital deficiency. If the Company does not favorably resolve the set-off by Sun and the corresponding obligation to Gould in the principal amount of $9,692,000, the Company will not be able to satisfy its obligations. However, the ultimate resolution of these matters is not presently determinable.

COMPARISON OF 1998 AND 1997

Net sales for 1998 were $20,435,000 compared to net sales for 1997 of $29,486,000, a decrease of $9,051,000 or 31%. 1998 equipment sales decreased 42% to $8,263,000 when compared to $14,163,000 in 1997. 1998 equipment sales were entirely derived from real-time products while

1997 equipment sales included $4,764,000 in storage product revenue. Therefore, 1998 real-time equipment sales decreased by $1,136,000 or 12% from $9,399,000 in 1997. The decrease in real-time equipment sales is primarily due to a lack of new product development and reliance by the Company on modifications to existing products nearing the end of their life-cycles. Real-time equipment sales as a percentage of total net sales were 40% in 1998. In 1997 real-time equipment sales were 38% of reported net sales less storage product equipment sales. International equipment sales decreased 64% to $1,933,000 in 1998. In 1997 international storage product sales were $440,000 while there were no international storage product sales in 1998.

Service revenues for 1998 were $12,172,000, a decrease of $3,151,000 or 21% from service revenues of $15,323,000 in 1997. Continued declining service revenues reflect the effect on the service business of: (i) the Company's prolonged decline in equipment sales, (ii) the price competitiveness of the marketplace and (iii) the completion of long running government programs and subsequent deinstallation of systems. Service revenues as a percentage of net sales for 1998 and 1997 were 60% and 52%, respectively. International and domestic real-time service sales were $7,102,000 and $5,070,000, respectively, for 1998, down 24% and 15%, respectively, from 1997 international real-time service sales of $9,357,000 and domestic real-time service sales of $5,966,000.

During 1998 one of the Company's customers accounted for approximately 16% of its sales. During 1997, the Company had not been dependent upon any one customer for a material part of its business with no single customer accounting for more than 10% of its sales. However, sales to various U.S. government agencies represented approximately 40% and 21% of net sales in 1998 and 1997, respectively. For the real-time business, the respective percentages were 100% and 84% of total government sales in 1998 and 1997.

Total cost of sales decreased in 1998 to $12,738,000 from $37,332,000 in 1997. Cost of storage product net sales were $18,708,000 in 1997 compared to $0 in 1998. The decline in real-time net cost of sales in 1998 was $5,886,000 or 32% from $18,624,000 in 1997. Cost of real-time equipment sales decreased from $8,668,000 in 1997 to $4,492,000 in 1998, or 48%. Reduced equipment cost of sales are attributed to the significant reduction in capacity variances as a result of consolidating manufacturing in Ft. Lauderdale from the Company's Melbourne, Florida manufacturing facility which was highly underutilized and sold to Sun in November 1997, as well as lower product volumes. Real-time product gross margins increased to 46% of product sales from 8% in 1997 as a result of these reduced costs.

Cost of service sales decreased from $15,921,000 in 1997 to $8,246,000 in 1998. In 1997, the Company invested $5,965,000 in various programs and infrastructure to support the storage product. Real-time service cost of sales decreased $1,710,000 or 17% from $9,956,000 in 1997. This decrease is a result of lower service sales. Real-time gross margins decreased to 32% in 1998 when compared to 35% in 1997.

Research and development expenses in 1998 were $1,213,000 compared to $23,953,000 in 1997. This decrease is a direct result of Sun hiring or contracting 68% of the total existing research and development personnel at November 24, 1997, the Board of Directors' decision not to pursue development of clustering technology in the Windows NT environment and the subsequent consolidation of technical resources into a shared organization responsible for manufacturing support as well as pre/post sales support. Research and development expenses as a percentage of net sales decreased from 81% in 1997 to 6% in 1998.

Sales, general and administrative expenses in 1998 were $8,489,000 compared to $27,044,000 in 1997. Sun hired 65 storage product sales and marketing personnel or 45% of the Company's existing sales and marketing employees at November 24, 1997. Subsequently, the Company downsized the real-time sales and marketing and administrative functions to levels more in line with future sales expectations. As a result, SG&A expenses as a percentage of net sales decreased from 92% in 1997 to 42% in 1998.

In the fourth quarter of 1997, in conjunction with the sale of the storage products business to Sun (the "Sun Transaction") and subsequent reorganization, the Company recorded a termination charge of $17,685,000 related to: (i) severance and benefit pay of $6,323,000 as a result of a 542 person reduction in workforce, including severance for employees contracted by Sun, as the Company agreed to pay the difference between the completion bonus offered to contractors by Sun at the end of their contract and the amount of severance they were entitled to had they been terminated by the Company, (ii) $4,722,000 of retention payments pursuant to agreements between the Company and each of approximately 49 employees, (iii) $1,000,000 of incentive bonuses to certain key employees, (iv) $3,390,000 relating to the termination of European facility and automobile leases, and $350,000 relating to a domestic equipment lease, (v) an estimated $500,000 for leasehold improvements to be made at the Company's Fort Lauderdale facility which is leased from Sun, (vi) $1,150,000 in estimated legal and other fees associated with the Sun Transaction, and (vii) $250,000 accrued for legal fees in connection with the shareholders suit. (See Item 3 Legal Proceedings). Termination charges relating to the Sun Transaction amounting to $1,656,000 were reversed in the fourth quarter of 1998, as original estimates were revised.

In the first quarter of 1998, the Company recorded a termination charge of $743,500 related to severance and benefit pay as a result of a 13 person reduction in workforce associated with the Board of Directors' decision not to pursue the NT opportunity.

In December 1998, in conjunction with the sale of the real-time business to Gores (the "Gores Transaction") and anticipated liquidation, subject to shareholder approval, the Company recorded a charge for estimated liquidation costs of $5,531,000 related to: (i) severance and benefit pay of $1,211,000 as a result of a 7 person reduction in workforce, (ii) $300,000 of retention payments pursuant to agreements between the Company and each of approximately 16 employees, (iii) $1,824,000 in estimated costs for professional services related to the Company's winddown, (iv) $500,000 of estimated international taxes which may be required to be paid to remit cash in Europe to the United States, (v) $481,000 in accrued interest through July 31, 1999 on the $9,692,000 due to Gould, (vi) $516,000 of additional accounts receivable reserves and additional accrued expenses, and (vii) $699,000 of miscellaneous costs related to shutdown of various facilities including real estate and other taxes.

Interest expense decreased to $374,000 in 1998 from $6,218,000 in 1997 as a result of the Company's payment to Gould in conjunction with the Sun Transaction. The 1998 interest expense relates to interest payable to Gould based on the $9,692,000 owed to Gould as a result of Sun's set-off in the second payment.

Provision for income taxes decreased $2,216,000 in 1998 from 1997 as a result of the reversal of an overestimate of the alternative minimum tax to be paid in connection with the 1997 profit from the Sun Transaction, offset by taxes payable by foreign subsidiaries.

COMPARISON OF 1997 AND 1996

Net sales for 1997 were $29,486,000 compared to net sales for 1996 of $47,627,000. 1997 equipment sales decreased 49% to $14,163,000 when compared to $27,600,000 in 1996. Service revenues for 1997 and 1996 were $15,323,000 and
$20,027,000, respectively. 1997 real-time equipment sales were $9,399,000 compared to $20,997,000 in 1996. 1997 storage product sales were $4,764,000 compared to $6,603,000 in 1996. Real-time service revenues were $15,323,000 in 1997, compared to $20,027,000 in 1996. No service revenues were derived from the storage product business. The Company's operating loss for 1997 was $76,528,000 compared to operating losses of $67,218,000 for 1996. The 1997 gain resulting from the Sun Transaction was $119,890,000.

Equipment sales as a percentage of total net sales in 1997 and 1996 were 48% and 58%, respectively. For real-time equipment sales, the respective percentages were 32% and 44% of total net sales in 1997 and 1996. For storage product sales the respective percentages were 16% and 14% in 1997 and 1996. The decrease in equipment sales in 1997 is primarily due to; (i) the inability of the Company to penetrate the storage marketplace through its direct and distributor sales channels, (ii) concerns of potential customers over the financial viability of the Company and (iii) certain of the Company's traditional real-time products having reached the end of their product life cycle. Additionally, management believes the announcement of the Asset Purchase Agreement with Sun on July 17, 1997, adversely affected storage product sales for the balance of 1997. International equipment sales decreased 67% to $5,297,000 in 1997 as international storage product sales declined 92% to $440,000 and international real-time product sales decreased 55% to $4,857,000 when compared to 1996. Domestic equipment sales decreased 23% to $8,866,000 compared to 1996 with storage product sales increasing 233% to $4,324,000, while real-time product sales decreased 56% to $4,542,000.

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

International net sales decreased 48% (38% for real-time) in 1997 when compared to 1996. Domestic net sales decreased 23% (42% for real-time) in 1997, when compared to 1996. International sales in 1997 and 1996 were $14,654,000 and $28,327,000, or 50% and 59%, respectively, of total net sales. International real-time net sales in 1997 and 1996 were $14,214,000 and $23,024,000, or 57%
and 56%, respectively, of total real-time net sales.

During the years ended December 31, 1997 and December 31, 1996, no single customer accounted for more than 10% of the Company's annual sales. However, sales to various U.S. government agencies have represented approximately 21% and 22% of net sales in 1997 and 1996, respectively. For the real-time business, the respective percentages were 84% and 86% of total government sales in 1997 and 1996. The Company recognized that reductions in levels of U.S. government agency spending on computers and computer related services could adversely affect its traditional sources of revenue.

Total cost of sales decreased in 1997 to $37,332,000 ($18,624,000 for real-time and $18,708,000 for storage product), from $53,608,000 ($32,349,000 for real-time and $21,259,000 for storage product) in 1996. This decrease was due generally to lower sales volumes and lower spending resulting from the restructuring of manufacturing and customer service operations during the period. Since the beginning of 1995, combined manufacturing and customer service headcount had been reduced by approximately 88%, certain customer service field operations had been closed or scaled down, and manufacturing operations had been consolidated in Melbourne, Florida.

Cost of equipment sales exceeded sales by $7,248,000 and $8,186,000, or (51%) and (30%) of net sales, respectively, in 1997 and 1996. However, gross margins on real-time equipment sales were $671,000 and $491,000, or 7% and 2% for 1997 and 1996, respectively. Negative gross margins were generated by the storage product business of $7,949,000 and $8,677,000 in 1997 and 1996, respectively. In 1997, equipment cost of sales included $684,000 of valuation reserves for real-time products. 1996 cost of sales included $9,932,000 (28% of equipment sales) in additional valuation reserves on storage product inventory.

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

Equipment gross margins were negatively impacted in 1997 and 1996 due to the discounting of storage products in order to penetrate the marketplace and establish reference accounts. Warranty costs related to the storage product business were also higher than anticipated due to engineering changes on current installations and spare parts inventory. Factory variances related to lower production volumes and underutilization of manufacturing capacity also lowered gross margin in both years.

In 1997, cost of service sales exceeded sales by $598,000, compared to gross margins on service sales in 1996 of $2,205,000. For 1997 and 1996, service margins were reduced for investments in various programs and infrastructure necessary to support the storage product line. The Company invested $5,965,000 (39% of service sales) and $5,979,000 (30% of service sales) in support of the storage product line during 1997 and 1996, respectively. Sun purchased all fixed assets and spares inventory related to the storage product and hired all storage product service personnel.

All service sales are derived from installed real-time products and the cost structure within the service department is highly variable due to the utilization of service partners. Therefore, as revenues decline, costs decline as well. Moreover, management continues to reduce fixed costs on an ongoing basis. Gross margins on real-time service sales were $5,367,000 (35%) and $8,184,000 (41%) in 1997 and 1996, respectively.

Research and development expenses in 1997 were $23,953,000 compared to $30,260,000 in 1996. The decrease in 1997 expenses is primarily the result of lower labor costs and lower spending on non-recurring engineering associated with prototype boards. Sun either hired or contracted 147 or 68% of total research and development personnel. Research and development expenses as a percentage of net sales increased to 81% in 1997, compared to 64% in 1996.

Subsequent to the Sun Transaction, the Company also established a separate research and development organization to focus on opportunities in the Microsoft NT environment. However, in January 1998, the Board of Directors voted not to pursue the NT opportunity.

Sales, general and administrative ("SG&A") expenses in 1997 were $27,044,000 compared to $30,977,000 in 1996. The decrease in 1997 expenses was due to reduced headcount, lower commissions and lower advertising and promotion expenses related to the storage products business. SG&A expenses include non-cash compensation charges of $589,000 in 1996 in connection with the extension of the expiration date of certain individual stock option grants. As a percentage of net sales, SG&A expenses were 92% and 65% in 1997, and 1996.

In 1997, Sun hired 65 storage product sales and marketing personnel or 45% of the Company's total sales and marketing employees. Subsequently, the Company downsized the real-time sales and marketing organization to 30 employees.

In the fourth quarter of 1997, in conjunction with the Sun Transaction and subsequent reorganization, the Company recorded a termination charge of $17,685,000 related to: (i) severance and benefit pay of $6,323,000 as a result of a 542 person reduction in workforce, including severance for employees contracted by Sun, as the Company agreed to pay the difference between the completion bonus offered to contractors by Sun at the end of their contract and the amount of severance they were entitled to had they been terminated by the Company, (ii) $4,722,000 of retention payments pursuant to agreements between the Company and each of approximately 49 employees, (iii) $1,000,000 of incentive bonuses to certain key employees, (iv) $3,390,000 relating to the termination of European facility and automobile leases, and $350,000 relating to a domestic equipment lease, (v) an estimated $500,000 for leasehold improvements to be made at the Company's Fort Lauderdale facility which is leased from Sun,
(vi) $1,150,000 in estimated legal and other fees associated with the Sun Transaction, and (vii) $250,000 accrued for legal fees in connection with the shareholders suit. (See Item 3 Legal Proceedings). Termination charges relating to the Sun Transaction amounting to $1,656,000 were reversed in the fourth quarter of 1998, as original estimates were revised.

Interest expense increased in 1997 to $6,218,000 from $3,520,000 in 1996, primarily due to higher debt levels. Since 1996, Encore has completed a series of refinancing agreements with the Japan Energy Group resulting in conversions of $180,000,000 of debt to preferred stock.

Other expense, net, was higher in 1997 than in 1996 due principally to higher foreign exchange losses and losses on the sale of certain fixed assets.

Income taxes provided in 1997 relate to $503,000 of taxes payable by foreign subsidiaries as well as $1,400,000 in estimated alternative minimum tax resulting from the gain on the Sun Transaction. (see Note G of the Notes to Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

For the years ended December 31, 1998 and 1997, the Company reported net income of $16,658,000 and $34,164,000, respectively. Included in net income in 1998 and 1997 were gains on the sale of assets to Sun amounting to $25,308,000 and $119,890,000, respectively. In 1998, net cash used in operating activities was $12,959,000 compared to $66,730,000 in 1997. Net income, adjusted for non cash items, the loss on the Gores Transaction and the gain on the Sun Transaction was $118,000 in 1998, as the Company recorded estimated liquidation costs of $5,531,000, depreciation and amortization of $887,000 and the gain on the Sun Transaction of $25,308,000. Net income adjusted for non cash items in 1997 resulted in a loss of $58,812,000. Working deficit was decreased in 1998 primarily as a result of the payment of $25,308,000 to Gould. As of December 31, 1998, total capital deficiency was $2,988,000 versus $19,646,000 as of December 31, 1997

Net cash provided by investing activities resulted primarily from the receipt of proceeds from the sale of the storage product business to Sun of $25,308,000 and $151,168,000 in 1998 and 1997, respectively.

Net cash used in financing activities in 1998 and 1997 was $25,308,000 and $57,954,000, respectively, resulting principally from a retirement of $25,000,000 of preferred stock during 1997 and net repayments of loan agreements of $25,308,000 in 1998 versus $52,659,000 in 1997.

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

Restricted cash of $1,298,000 and $14,083,000 at December 31, 1998 and December 31, 1997, respectively was held in an escrow account pursuant to an escrow agreement dated November 24, 1997 between the Company and Sun. The escrow arrangement was established to ensure that certain of the Company's liabilities at the closing date of the Sun Transaction, would be paid when due. As the Company pays these liabilities, escrow funds are released to the Company. These funds were invested in a U.S. Bank money market fund and were made available to the Company pursuant to the terms of the agreement. At March 31, 1999, no cash remained in escrow. The majority of cash and cash equivalents at December 31, 1998 consists of cash available to the Company from the payments from the Sun Transaction and cash at various international subsidiaries.

On January 6, 1999, upon the closing of the Gores Transaction, the Company received the purchase price of $3 million in cash less $250,000 which was agreed to be set-off against the purchase price in order to resolve an alleged breach of an indemnity claim.

At December 31, 1998, the Company had total assets of $16,753,000, including restricted cash of $1,298,000, and cash and cash equivalents of $9,290,000, and had liabilities of $19,741,000, including $3,612,000 of estimated severance costs and other costs related to the sale of the Company's storage products business, $4,609,000 in estimated liquidation costs and the $9,692,000 principal amount payable to Gould. The assets of the Company available for distribution to shareholders on liquidation of Encore would be (i) the Company's assets, less its liabilities, at December 31, 1998, after giving effect to the sale of the real-time computer systems business to Gores, plus or minus (ii) any sum by which the amount received from Gores is greater or less than the carrying value on the Company's December 31, 1998 balance sheet, plus or minus (iii) any amount by which severance and other costs related to the sale of the Company's businesses are less or greater than the accruals for them on the December 31, 1998 balance sheet, plus or minus (iv) any amounts by which the costs of liquidation and costs related to contingent liabilities, including pending litigation, are less or greater than the reserves reflected on the December 31, 1998 balance sheet, minus (v) expenses incurred after December 31, 1998 which have not been contemplated in the accruals, such as employee costs for the Company's limited staff. The amount, if any, of the assets available for distribution on liquidation of Encore will be available to common stockholders will depend on whether Encore is able to re-purchase the convertible preferred stock held by Gould.

The accompanying consolidated financial statements have been prepared assuming that the Company will liquidate. As of December 31, 1998, the Company has a net capital deficiency and a working capital deficit. If Sun does not pay the $9,692,000 due to Gould, the Company will be obligated to pay the difference to Gould, in addition to interest on the $9,692,000, and may not be able to satisfy its obligations. Management intends to make all efforts to collect the $9,692,000 payment in its entirety. However, the ultimate resolution of these matters are not presently determinable.

YEAR 2000

The Company has determined that year 2000 issues will have no impact on the Company's future financial statements in light of the Sun Transaction and the Gores Transaction. The Company is currently in the process of winding down the business and has only administrative support functions. These functions will be accounted for on a small PC system which we will insure is year 2000 compliant.

CAUTIONARY STATEMENT RELATING TO FORWARD-LOOKING STATEMENTS

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations and beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, estimates relating to the accrual for liquidation costs. These statements by their nature involve substantial risks and uncertainties and actual events or results may differ as a result of these and other factors. (See Exhibit 99 incorporated herein by reference to the Company's Form 10-Q for the period ended June 30, 1996.)

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders and Directors
of Encore Computer Corporation

In our opinion, the accompanying consolidated financial statements and financial statement schedule listed in item 14(a)(1) and (2) of this Form 10K present fairly, in all material respects, the consolidated net assets in liquidation of Encore Computer Corporation and subsidiaries (the "Company") at December 31, 1998 and consolidated financial position at December 31, 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with the basis of accounting as described in Note A to the financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note A, management expects that liquidation will occur. As a result, the Company has changed its basis of accounting from a going concern basis to a liquidation basis as of December 31, 1998.

PRICEWATERHOUSECOOPERS LLP
Miami, Florida
March 31, 1999

ENCORE COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                  YEAR ENDED
                                   ------------------------------------------
                                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                      1998           1997           1996
                                   ------------------------------------------
Net sales:
 Equipment                         $   8,263      $  14,163      $  27,600
 Service                              12,172         15,323         20,027
                                   ---------      ---------      ---------
   Total                              20,435         29,486         47,627
                                   ---------      ---------      ---------
Costs and expenses:
 Cost of equipment sales               4,492         21,411         35,786
 Cost of service sales                 8,246         15,921         17,822
 Research and development              1,213         23,953         30,260
 Sales, general and
  administrative                       8,489         27,044         30,977
 Termination charge (Note B)             (62)        17,685             --
 Liquidation costs                     5,531             --             --
                                   ---------      ---------      ---------
  Total                               27,909        106,014        114,845
                                   ---------      ---------      ---------

Operating loss                        (7,474)       (76,528)       (67,218)
 Interest expense, principally
  related parties                       (374)        (6,218)        (3,520)
 Interest income                         847            335            196
 Other expense, net                     (140)        (1,412)          (554)
 Gain on Sun Transaction              25,308        119,890             --
 Loss on Gores Transaction            (1,822)            --             --
                                   ---------      ---------      ---------
Net inc (loss) before
  income taxes                        16,345         36,067        (71,096)
(Benefit) Provision for
  income taxes                          (313)         1,903           (364)
                                   ---------      ---------      ---------
Net income (loss)                  $  16,658      $  34,164      $ (70,732)
                                   =========      =========      =========
Net income (loss)
  per common share:
Net income (loss)
  attributable to common
  shareholders                     $  16,125      $   4,584      $ (96,145)
                                   =========      =========      =========
Basic earnings
  (loss) per common share          $    0.24      $    0.11      $   (2.61)
                                   =========      =========      =========
Diluted earnings (loss)
  per common share                 $    0.21      $    0.11      $   (2.61)
                                   =========      =========      =========
Weighted average shares
 of common stock-basic                67,450         40,568         36,810
                                   =========      =========      =========
Weighted average shares
 of common stock-diluted              80,747         40,568        181,585
                                   =========      =========      =========


The accompanying notes are an integral part of the consolidated financial statements.

ENCORE COMPUTER CORPORATION
CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
--------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                  DECEMBER 31,
                                                      1998
                                                 ------------
ASSETS
 Cash and cash equivalents                       $      9,290
 Restricted cash                                        1,298
 Accounts receivable, less allowance of $390               --
 Due from Gores                                         6,153
 Prepaid expenses and other current assets                 12
                                                 ------------
  Total assets                                   $     16,753
                                                 ============

LIABILITIES AND NET ASSETS IN LIQUIDATION
 Accounts payable and accrued liabilties         $     10,049
 Due to Gould Electronics (Note B)                      9,692
                                                 ------------
  Total current liabilities                            19,741

Commitments and contingencies (Note H)

Net assets in liquidation                              (2,988)
                                                 ------------
 Total liablilities and net
  assets in liquidation                          $     16,753
                                                 ============

Number of Preferred
 Shares outstanding                                   432,114
                                                 ============

Number of Common
 Shares outstanding                                67,450,907
                                                 ============

Net assets in liquidation per
 Preferred Share                                 $      (0.01)
                                                 ============

Net assets in liquidation per
  Common Share                                   $       0.00
                                                 ============

The accompanying notes are an integral part of the consolidated financial statements.

ENCORE COMPUTER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                 DECEMBER 31,
                                                    1997
                                                 ------------
ASSETS
Current assets:
 Cash and cash equivalents                       $  14,544
 Restricted cash                                    14,083
 Accounts receivable, less allowance of $681         5,752
 Inventories                                           246
 Prepaid expenses and other current assets             855
                                                 ---------
  Total current assets                              35,480

Property and equipment, net                          1,063
Other assets                                           908
                                                 ---------
  Total assets                                   $  37,451
                                                 =========

LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
 Accounts payable and accrued liabilities        $  22,097
 Due to Gould Electronics (Note B)                  35,000
                                                 ---------
  Total current liabilities                         57,097

Commitments and contingencies (Note H)

Capital deficiency (Note J):
 Common stock, $.01 par value;
  authorized 200,000,000 shares;
  issued and outstanding
  67,447,309 in 1997                                   674
 Additional paid-in capital                        427,012
 Accumulated deficit                              (447,332)
                                                 ---------
  Total                                            (19,646)
                                                 ---------
  Total liabilities and capital deficiency       $  37,451
                                                 =========

The accompanying notes are an integral part of the consolidated financial statements.

ENCORE COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                            YEAR ENDED
                                             ------------------------------------------
                                             DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                 1998           1997           1996
                                             ------------   ------------   ------------
Cash flows from operating activities:
 Net income (loss)                           $  16,658      $  34,164      $ (70,732)
 Adjustments to arrive at net cash
   used in operating activities:
  Depreciation and amortization                    887          6,631         10,747
  Non cash compensation                             --             --            589
  Inventory obsolescence and
    writedown to lower
    of cost or market                               --            684         11,013
  Equity in loss of joint venture                   --            355            253
  Bad debt provision (credit)                      468            149           (550)
  Termination charges                              (62)        17,685             --
  Liquidation costs                              5,531             --             --
  Gain on Sun Transaction                      (25,308)      (119,890)            --
  Loss on Gores Transaction                      1,822             --             --
  Foreign exchange (gain) loss                     (13)           937            412
  Loss on deposal of property and
    equipment-Other                                135            473            138
 Net changes in operating assets
  and liabilities:
  Accounts receivable                             (347)         8,106         (1,750)
  Inventories                                     (318)         9,093         (8,888)
  Prepaid expenses and other
    current assets                                 411            444            (89)
  Other assets                                     292             24             36
  Accounts payable and
    accrued liabilities                        (13,115)       (23,946)        (1,922)
  Other liabilities                                 --         (1,639)            (1)
                                             ---------      ---------      ---------
    Net cash used in
      operating activities                     (12,959)       (66,730)       (60,744)
                                             ---------      ---------      ---------
Cash flows from investing activities:
 Additions to property and equipment              (403)        (1,525)        (7,433)
 Proceeds from Sun Transaction                  25,308        151,168             --
 Advanced to Gores                              (4,622)            --             --
 Proceeds from sale of property and
   equipment-Other                                  --             42            114
                                             ---------      ---------      ---------
    Net cash provided (used) in
      investing activities                      20,283        149,685         (7,319)
                                             ---------      ---------      ---------
Cash flows from financing activities:
 Net (payments) borrowings under
  loan agreements                              (25,308)       (32,659)        67,505
 Principal payments of long term debt               --           (658)          (171)
 Dividends paid on Preferred Stock                  --             --             (2)
 Retirement of Preferred Stock                      --        (25,000)            --
 Issuance of Common Stock                           --            363          1,375
                                             ---------      ---------      ---------
    Net cash (used) in provided by
      financing activities                     (25,308)       (57,954)        68,707
                                             ---------      ---------      ---------
 Effect of exchange rate changes on cash           (55)          (310)          (198)
                                             ---------      ---------      ---------
  (Decrease) increase in cash
    and cash equivalents                       (18,039)        24,691            446
 Restricted cash                                12,785        (14,083)            --
                                             ---------      ---------      ---------
                                                (5,254)        10,608            446
 Cash and cash equivalents, beginning           14,544          3,936          3,490
                                             ---------      ---------      ---------
 Cash and cash equivalents, ending           $   9,290      $  14,544      $   3,936
                                             =========      =========      =========

The accompanying notes are an integral part of the consolidated financial statements.

ENCORE COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

Supplemental disclosure of cash flow information (in thousands):

                                  1998        1997        1996
                                 -------     -------     -------
Cash paid during the year
 for interest                    $    32     $17,807     $   150

Cash paid during the year
 for income taxes                $   500     $ 2,099     $   631

Non cash investing and
  financing activities:

  Indebtedness exchanged for
    preferred stock              $    --     $40,000     $35,000

  Due to Gould Electronics
    in connection with the
    sale of assets to Sun        $    --     $35,000     $    --

The accompanying notes are an integral part of the consolidated financial statements.

ENCORE COMPUTER CORPORATION
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
--------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                                PREFERRED STOCK
                      ---------------------------------------------------------------------------------------------------
                           SERIES A             SERIES B            SERIES D            SERIES E            SERIES F
                     ------------------   ------------------   -----------------   -----------------   -----------------
                                   PAR                  PAR                 PAR                 PAR                 PAR
                       SHARES     VALUE     SHARES     VALUE    SHARES     VALUE    SHARES     VALUE     SHARES    VALUE
                     ---------    -----   ---------    -----   ---------   -----   ---------   -----   ---------   -----
Balance
 December 31, 1995      73,641    $   1     707,345    $   7   1,082,362   $  11   1,106,343   $  11     517,687   $   5

Common stock options
 exercised, $.69 to
 $2.00 per share

Shares issued through
 employee stock
 purchase plan at a
 price of $1.52
 per share

Issuance of
 Series H Convertible
 Preferred Stock

Dividends issued
 to Preferred
 Stockholders in
 shares of
 Series B, D, E, F
 and G                                       21,377               32,712              33,439              15,646

Cash paid in lieu
 of fractional
 share dividends

Extension of
 expiration date
 on outstanding
 grant of common
 stock options

Net loss
                     ---------    -----   ---------    -----   ---------   -----   ---------   -----   ---------   -----
Balance
 December 31, 1996      73,641        1     728,722        7   1,115,074      11   1,139,782      11     533,333       5

Common stock options
 exercised, $.69 to
  $1.56 per share

Shares issued
 through employee
 stock purchase
 plan at an
 average price of
 $.74 per share

Issuance of
 Series I
 Convertible
 Preferred Stock

Retirement of
 Preferred Stock
 relating to the
 Sun Transaction                                              (1,115,074)    (11) (1,139,782)    (11)   (533,333)     (5)

Conversion of
 Series A and B
 Preferred Stock
 to Common Stock       (73,641)      (1)   (728,722)      (7)

Net income
                     ---------    -----   ---------    -----   ---------   -----   ---------   -----   ---------   -----

Balance
 December 31, 1997          --       --          --       --          --      --          --      --          --      --

Shares issued
 through employee
 stock purchase
 plan at a price
 of $.23 per share

Issuance of
 Preferred Stock
 Series B, D, E,
 F, G, H and I
 accumulated
 dividends                                   64,905        1     104,190       1     106,501       1      49,832      --

Dividends issued
 to Preferred
 Stockholders in
 shares of
 Series B, D, E,
 F, G, H and I                                  811       --       1,301      --       1,331      --         622      --
Net income
                     ---------    -----   ---------    -----   ---------   -----   ---------   -----   ---------   -----
Balance
 December 31, 1998          --    $  --      65,716    $   1     105,491   $   1     107,832   $   1      50,454   $  --
                     =========    =====   =========    =====   =========   =====   =========   =====   =========   =====

The accompanying notes are an integral part of the condensed consolidated financial statements.

ENCORE COMPUTER CORPORATION
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)--(CONTINUED)
--------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                             PREFERRED STOCK                            COMMON STOCK
                     -------------------------------------------------------------   ------------------
                           SERIES G             SERIES H            SERIES I
                     ------------------   ------------------   -----------------
                                   PAR                  PAR                   PAR                  PAR
                       SHARES     VALUE     SHARES     VALUE     SHARES      VALUE    SHARES      VALUE
                     ----------   -----   ----------   -----   ----------    -----   ----------   -----
Balance
 December 31, 1995      555,500   $   6           --   $  --           --    $  --   36,067,792   $ 361

Common stock options
 exercised, $.69 to
 $2.00 per share                                                                        808,011       8

Shares issued through
 employee stock
 purchase plan at a
 price of $1.52
 per share                                                                              394,654       4

Issuance of
 Series H Convertible
 Preferred Stock                             350,000       4

Dividends issued
 to Preferred
 Stockholders in
 shares of
 Series B, D, E, F
 and G                   16,789

Cash paid in lieu
 of fractional
 share dividends

Extension of
 expiration date
 on outstanding
 grant of common
 stock options

Net loss
                     ----------   -----   ----------   -----   ----------    -----   ----------   -----
Balance
 December 31, 1996     572,289        6     350,000        4          --        --   37,270,457     373

Common stock options
 exercised, $.69 to
  $1.56 per share                                                                        51,372

Shares issued
 through employee
 stock purchase
 plan at an
 average price of
 $.74 per share                                                                         339,165

Issuance of
 Series I
 Convertible
 Preferred Stock                                                  400,000        4

Retirement of
 Preferred Stock
 relating to the
 Sun Transaction       (572,289)     (6)    (350,000)     (4)    (400,000)      (4)

Conversion of
 Series A and B
 Preferred Stock
 to Common Stock                                                                     29,786,315     298

Net income
                     ----------   -----   ----------   -----   ----------    -----   ----------   -----

Balance
 December 31, 1997           --      --           --      --           --       --   67,447,309     674

Shares issued
 through employee
 stock purchase
 plan at a price
 of $.23 per share                                                                        3,598       1

Issuance of
 Preferred Stock
 Series B, D, E,
 F, G, H and I
 accumulated
 dividends               53,474       1       32,702      --       15,180       --

Dividends issued
 to Preferred
 Stockholders in
 shares of
 Series B, D, E,
 F, G, H and I              668      --          408      --          189       --
Net income
                     ----------   -----   ----------   -----   ----------    -----   ----------   -----
Balance
 December 31, 1998       54,142   $   1       33,110   $  --       15,369    $  --   67,450,907   $ 675
                     ==========   =====   ==========   =====   ==========    =====   ==========   =====

                                                  SHAREHOLDERS'
                     ADDITIONAL                     EQUITY
                      PAID-IN      ACCUMULATED     (CAPITAL
                      CAPITAL        DEFICIT       DEFICIENCY)
                     ----------    -----------    -------------
Balance
 December 31, 1995      412,876      $(410,764)   $       2,514

Common stock options
 exercised, $.69 to
 $2.00 per share            767                             775

Shares issued through
 employee stock
 purchase plan at a
 price of $1.52
 per share                  596                             600

Issuance of
 Series H Convertible
 Preferred Stock         32,242                          32,246

Dividends issued
 to Preferred
 Stockholders in
 shares of
 Series B, D, E, F
 and G                       (1)                             (1)

Cash paid in lieu
 of fractional
 share dividends             (1)                             (1)

Extension of
 expiration date
 on outstanding
 grant of common
 stock options              589                             589

Net loss                               (70,732)         (70,732)
                     ----------    -----------    -------------
Balance
 December 31, 1996      447,068       (481,496)         (34,010)

Common stock options
 exercised, $.69 to
  $1.56 per share            59                              59

Shares issued
 through employee
 stock purchase
 plan at an
 average price of
 $.74 per share             301                             304

Issuance of
 Series I
 Convertible
 Preferred Stock         39,833                          39,837

Retirement of
 Preferred Stock
 relating to the
 Sun Transaction        (59,959)                        (60,000)

Conversion of
 Series A and B
 Preferred Stock
 to Common Stock           (290)                              0

Net income                              34,164           34,164
                     ----------    -----------    -------------

Balance
 December 31, 1997      427,012       (447,332)         (19,646)

Shares issued
 through employee
 stock purchase
 plan at a price
 of $.23 per share           --                               1

Issuance of
 Preferred Stock
 Series B, D, E,
 F, G, H and I
 accumulated
 dividends                   (4)                             --

Dividends issued
 to Preferred
 Stockholders in
 shares of
 Series B, D, E,
 F, G, H and I               (1)                             (1)
Net income                              16,658           16,658
                     ----------    -----------    -------------
Balance
 December 31, 1998      427,007    $  (430,674)   $      (2,988)
                     ==========    ===========    =============

The accompanying notes are an intergral part of the condensed consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
Encore Computer Corporation ("Encore" or the "Company"), founded in 1983, designed, manufactured, distributed and supported scalable real-time data systems and advanced clustering technologies. Headquartered in Fort Lauderdale, Florida, the Company had sales offices and distributors in the United States, Canada, Europe, and the Far East.

INTENTION OF LIQUIDATION
During fiscal 1997, Encore Computer Corporation ("Encore" or the "Company") sold substantially all of its assets to Sun Microsystems, Inc. ("Sun"). Furthermore, during fiscal 1998, the Company sold its real-time computer systems business to Gores Technology Group. After these transactions, management contemplated that the Company would be liquidated. However, because of a provision of the agreements relating to Encore's sale of its storage products business to Sun, Encore's stockholders could not vote on the liquidation of Encore at the meeting on September 11, 1998, at which they approved the sale of the real-time computer systems business. On November 24, 1998, the Company's Chief Executive Officer and its President resigned in view of the fact that the Company no longer had any active business. The Company's staff was reduced to its General Counsel (took the position of President), its Chief Financial Officer, its Vice President of Human Resources (who continued to be involved in employee compensation matters arising out of the sales of the storage products and the real-time computer systems businesses) and a few clerical and administrative employees. The Company also moved its offices to a substantially smaller space which it occupies under a short-term lease. Those offices will be closed on or about June 30, 1999, and it is likely that the Company's further activities will be conducted in space provided by Gould in Eastlake, Ohio. Management expects that liquidation of the Company will occur. As a result, the Company has adopted the liquidation basis of accounting as of December 31, 1998 and for all periods subsequent to December 31, 1998.

The assets of the Company available for distribution to shareholders on liquidation of Encore would be (i) the Company's assets, less its liabilities, at December 31, 1998, after giving effect to the sale of the real-time computer systems business to Gores, plus or minus (ii) any sum by which the amount received from Gores is greater or less than the carrying value on the Company's December 31, 1998 balance sheet, plus or minus (iii) any amount by which severance and other costs related to the sale of the Company's businesses are less or greater than the accruals for them on the December 31, 1998 balance sheet, plus or minus (iv) any amounts by which the costs of liquidation and costs related to contingent liabilities, including pending litigation, are less or greater than the reserves reflected on the December 31, 1998 balance sheet, minus (v) expenses incurred after December 31, 1998 which have not been contemplated in the accruals, such as employee costs for the Company's limited staff. The amount, if any, of the assets available for distribution on liquidation of Encore will be available to common stockholders will depend on whether Encore is able to re-purchase the convertible preferred stock held by Gould.

Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated amounts.

The valuation of assets and liabilities necessarily requires many estimates and assumptions, and there are substantial uncertainties in liquidating the Company. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates based on present facts and circumstances, of the estimated realizable values of assets, estimated liabilities and estimated costs associated with carrying out the liquidation of the Company. The actual values and costs could be higher or lower than the amounts recorded as of December 31, 1998.

Accounts payable and accrued expenses as of December 31, 1998 include estimates of costs to be incurred in carrying out the liquidation of the Company. These costs include a reserve for salary continuation costs and other estimated liabilities including future non-cancellable lease payments and accrued interest on the amount due to Gould. The actual costs could vary significantly from the related provisions due to uncertainty related to the length of time required to liquidate the Company and complexities and contingencies.

The Company provides employees with salary continuation in the event of an employee's involuntary termination. The Company records the estimated cost of post-employment benefits at the date of the event giving rise to the liability to pay those benefits. The salary continuation costs amounting to approximately $1,629,000 are included in the 1998 consolidated statement of operations.

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

RESTRICTED CASH
Restricted cash was held in an escrow account pursuant to an escrow agreement dated November 24, 1997 between the Company and Sun. The escrow agreement was established to ensure that certain of the Company's liabilities at the closing date of the Sun Transaction, would be paid when due. As the Company paid these liabilities, escrow funds were released to the Company. As of March 31, 1999, all funds were released by Sun to the Company.

REVENUE RECOGNITION
Revenue related to equipment and software sales was recognized upon shipment. With respect to the Company's storage product line, during the product introductory period, revenue was recognized upon customer acceptance. The Company expected acceptance to occur within thirty days of shipment. Service revenue was recognized over the term of the related maintenance agreements which approximated the timing of services performed.

INVENTORIES
Inventories were stated at the lower of cost or market. Cost was determined by the first-in, first-out method. Loaned equipment which consisted primarily of finished computer systems that were loaned to customers for test and evaluation was classified as inventory only if the equipment was intended for resale and anticipated to be in service for a period of less than 12 months prior to sale. Loaned equipment in service for more than 12 months was classified as property and equipment.

PROPERTY AND EQUIPMENT
Property and equipment was stated at cost. Property and equipment included customer service inventory which consisted principally of spare parts utilized to support repairs at customer installations and was generally not available for resale. Additions, renewals and improvements were capitalized, and repair and maintenance costs were expensed. Upon an assets retirement or disposition, the cost and related accumulated depreciation were removed from the accounts and any resulting gain or loss was reflected in the results of operations. Depreciation was provided on a straight line basis over the estimated lives of the assets, generally three years for loaned equipment, five years for equipment and customer service inventory, ten years for furniture and fixtures, and 25 to 30 years for buildings. Leasehold improvements were amortized over their expected useful lives or the lease term, whichever was shorter.

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

EARNINGS PER SHARE
During 1997, the Company adopted SFAS No. 128 "Earnings Per Share ("EPS") ("FAS 128"), which superseded Accounting Principles Board Opinion No. 15, Earnings Per Share. Basic earnings per common share calculations are determined by dividing earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing earnings available to common shareholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding.

Preferred stock dividends amounted to $533,000, $29,579,900 and $25,413,000 for 1998, 1997 and 1996, respectively. All preferred stock dividends have been paid in additional shares of the appropriate class of preferred stock.

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

WARRANTIES
The Company provided a standard product warranty on its real-time computer systems for parts and labor which generally extended ninety days from the date of installation, but on certain products for up to one year. Gores assumed all warranty obligations relating to the Company's installed real-time product base. On its storage product line, the standard product warranty for parts and labor generally extended two, and in some cases, three years from the date of installation. Sun assumed all warranty obligations relating to the Company's installed storage product base. The estimated cost of providing warranty on products sold is included in cost of sales at the time revenue is recognized. These estimates are based upon historical data for mature products and engineering estimates for new products. Actual warranty costs are reviewed on a quarterly basis and subsequent estimates adjusted appropriately. Management does not expect any significant losses from product warranties in the future.

RECLASSIFICATIONS
Certain reclassifications have been made to conform prior years' data to the current year presentation.

B.  ASSET PURCHASE AGREEMENT WITH SUN MICROSYSTEMS

On November 24, 1997, the Company sold substantially all the assets associated with its storage products business to Sun Microsystems, Inc. ("Sun"). The Asset Purchase Agreement under which the transaction took place contemplated that Sun would pay $185 million for the storage products business, of which $150 million would be paid in cash at the closing and $35 million would be paid on July 1, 1998, subject to Sun's right to make offsets against the second payment. In fact, because of certain closing adjustments, Sun paid Encore $151,168,227 at the closing.

Shortly before July 1, 1998, Sun asserted claims against Encore totaling $9,692,000. Because of that, on July 1, 1998, Sun paid only $25,308,000 of the $35,000,000 which was due on that date. Since then, Encore and Sun have been attempting to resolve Sun's claims.

On November 24, 1997, Gould held (i) notes, secured by all of Encore's assets, under which Encore owed Gould $93.55 million for money Encore had borrowed from Gould plus unpaid interest, and (ii) convertible preferred stock of Encore with a liquidation preference totaling $411 million, which Encore had issued to Gould between 1991 and 1996 in exchange for cancellation of indebtedness for money Encore had borrowed from Gould and interest on those borrowings. In addition, Gould held approximately 48.44% of Encore's common stock, which Gould had obtained as part of the consideration for the sale of its Computer Systems Division to Encore in 1989 or through conversion of convertible preferred stock. In connection with the sale of Encore's storage products business to Sun, Encore and Gould agreed that Encore would redeem all the convertible preferred stock which Gould held for $60 million, of which $25 million was to be paid at the closing of the Sun transaction, and the balance was to be satisfied with the second payment due from Sun. In addition, Gould agreed that if it received the entire $35 million by July 31, 1998, Gould would waive its right to receive additional shares of preferred stock with a liquidation preference of approximately $43 million which were due to it as past-due dividends on the convertible preferred stock which was being redeemed. Finally, Gould agreed that if Encore were liquidated before November 24, 1999, Gould would waive any right it had as a holder of Encore's common stock with regard to the first $30 million of liquidating distributions made to Encore's common stockholders.

In connection with the sale of Encore's storage product business to Sun, Gould also entered into an agreement with Sun under which Gould guaranteed most of Encore's obligations under the Asset Purchase Agreement between Encore and Sun, agreed to provide whatever funds were necessary to ensure that Encore would not become insolvent within one year after the closing of the transaction with Sun, and indemnified Sun against any losses Sun might incur if the sale of Encore's storage products business to Sun were challenged in an insolvency proceeding relating to Encore commenced within two years after the closing.

Because Sun withheld $9,692,000 of the payment due on July 1, 1998, Encore remained obligated to Gould in that amount and had to either pay that amount to Gould out of its own funds by July 31, 1998 or issue to Gould the over-due dividend shares of convertible preferred stock, which had a liquidation preference of $42,678,400. However, in order to give Encore more time to attempt to resolve Sun's claims, Gould agreed that if Encore issued those dividend shares to it, Gould would give Encore the option to re-purchase the dividend shares on or before July 31, 1999 for an amount equal to the balance of the $9,692,000 which remained unpaid plus interest at 8.5% per annum from August 1, 1998. At December 31, 1998, the amount Encore would have had to pay to re-purchase the dividend shares would have been the full $9,692,000 plus interest of $343,070.

C.  SALE TO GORES TECHNOLOGY GROUP

When the Company completed the sale of its storage products business, the Board of Directors decided that, at least until the Board's January 1998 meeting, the Company should (a) explore the possibility of attempting to develop and market clustering software related to Windows NT(R) and (b) explore the feasibility of the Company's continuing, and attempting to expand, its real-time computer systems business. In January 1998, the Board of Directors (i) decided the Company should discontinue its efforts to develop clustering software relating to Windows NT and (ii) authorized the Company to retain an investment banker to try to find a purchaser for the real-time computer systems business.

On March 2, 1998, the Company signed a non-binding letter of intent to sell its real-time computer systems business to Gores Technology Group for approximately $5.5 million, based on an estimated December 31, 1997 balance sheet for that business. On June 4, 1998, the Company and Gores entered into a definitive agreement for the Company to sell the real-time business to Gores for $3 million in cash. The reduction in price from that contemplated in the letter of intent reflected operating results during the first quarter of 1998 and differences between the estimated December 31, 1997 balance sheet and the actual balance sheet at March 29, 1998.

At the same time the Company entered into the agreement to sell its real-time computer systems business to Gores, the Company entered into a management agreement under which Gores took over management of the real-time computer systems business, retaining any positive cash flow and bearing any negative cash flow, but receiving a management fee of $100,000 per month, which was to be refunded to Encore upon closing of the sale of the real-time computer systems business to Gores. Encore provided a $2 million line of credit to Gores to fund its operation of the real-time computer systems business until the closing.

The sale of the real-time computer systems business to Gores was approved by the Company's stockholders on September 11, 1998, and the transaction was completed on January 6, 1999. At the closing of the sale, the Company received $2,750,000 (with the additional $250,000 set off against the purchase price to resolve an alleged breach of indemnity claim) and the parties agreed to resolve shortly after the closing disputed items relating to the sale, including the amounts due to Encore under the management agreement and the line of credit, and certain other indemnity claims by Gores. As of March 31, 1999 these items had not yet been resolved.

D. INVENTORIES

Inventories consisted of the following (in thousands):

                                                           DECEMBER 31,
                                                              1997
                                                           -----------
Purchased parts                                            $       174
Finished goods                                                      72
                                                           -----------
                                                           $       246
                                                           ===========

E. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

                                                           DECEMBER 31,
                                                               1997
                                                           -----------
Equipment                                                  $     6,986
Customer service inventory                                      10,112
Furniture and fixtures                                           1,193
Leasehold improvements                                           1,327
                                                           -----------
                                                                19,618

Accumulated depreciation
 and amortization                                              (18,555)
                                                           -----------
                                                           $     1,063
                                                           ===========

Depreciation expense in 1998, 1997 and 1996 amounted to $736,000, $6,175,000 and $9,380,000, respectively. Fixed assets with a net book value of approximately $27,148,000 and $595,000 were sold to Sun Microsystems and Gores Technology Group, respectively.

F. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

                                      DECEMBER 31,   DECEMBER 31,
                                         1998           1997
                                      ------------   ------------
Accounts payable                        $   323        $ 1,064
Accrued salaries and benefits               299          2,355
Accrued restructuring costs               3,612         13,655
Accrued liquidation costs                 4,609             --
Accrued interest-related parties            823             --
Accrued taxes                                --          1,048
Deferred income, principally
 maintenance contracts                       --            638
Other accrued expenses                      383          3,337
                                        -------        -------
                                        $10,049        $22,097
                                        =======        =======

Accrued interest of $343,000 was payable to Gould at December 31, 1998 and $480,000 was accrued for the period January 1, 1999 through July 31, 1999.

G. INCOME TAXES

The Company utilizes the liability method of accounting for deferred income taxes and has recorded a provision of $1,903,000, for the year ended 1997.

The significant components of the deferred tax assets and liabilities as of December 31, 1998 and 1997 were as follows (in thousands):

                                            DECEMBER 31,      DECEMBER 31,
                                               1998              1997
                                            ------------      ------------
Deferred tax assets:
    Net operating losses                     $ 139,250         $ 108,156
    Research and experimental credits            2,272             3,150
    Allowance for doubtful accounts                 --               197
    Inventory reserves                              --             2,358
    Accrued vacation                                84               265
    Various reserves/other                          --             3,491
    Depreciation                                    --             1,274
    Accrued restructuring                        2,296             5,537
    Gain on asset sale                           3,683                --
                                             ---------         ---------
                                               147,585           124,428

Valuation allowance                           (147,585)         (124,428)
                                             ---------         ---------
    Net                                      $      --         $      --
                                             =========         =========

For income tax purposes the Company had a change in ownership, as defined by Internal Revenue Code Section 382, in connection with the Gould debt exchange on January 28, 1991. The change in ownership resulted in an annual limitation of approximately $2,000,000 on the amount of net operating losses incurred prior to January 28, 1991 that can be utilized to offset the Company's future taxable income. At December 31, 1997, the Company utilized approximately $14,000,000 of the available pre change net operating losses.

At December 31, 1998, the Company has available approximately $50,000,000 of pre change net operating losses. Of this amount approximately $16,000,000 will be allowable in future years after application of the Section 382 limitation. In addition, pre change tax credit carryforwards, principally research and development credits, of approximately $1,750,000, AMT credits of $522,000 and post change net operating losses of $275,000,000 will be available to offset future taxable income. These net operating losses and tax credit carryforwards expire in the years 1999 through 2018. For financial reporting purposes, the full amount of the deferred tax assets was offset by a valuation allowance due to uncertainties associated with the eventual realization of such benefits.

H.  COMMITMENTS AND CONTINGENCIES

LEASES
The Company leases office space and equipment under operating leases. Certain building leases have renewal options generally for periods ranging from one to five years. Rental expenses, net of sublease income, were approximately $756,000, $2,611,000 and $3,003,000 for 1998, 1997, and 1996, respectively.
Approximate future minimum rental payments under operating leases for the next five years are as follows (in thousands):

             YEAR
         --------------
             1999                $ 868
             2000                  732
             2001                1,353
             2002                   28
             2003                   --

At December 31, 1998, the Company has accrued in termination charges $2,981,000 related to international facility and equipment leases.

JOINT VENTURE CAPITAL COMMITMENT
The Company had committed to invest up to a total of $3,250,000 for a Japanese joint venture, of which $1,640,000 had been accrued in recognition of losses reported through its dissolution on December 5, 1997. The $1,640,000 less $181,000 owed to Encore by the joint venture was remitted to Japan Energy Corporation in January 1998.

LITIGATION
Shortly before the Sun Transaction was closed, shareholders of the Company brought a derivative suit in the Delaware Chancery Court against Gould and the Company's then directors, C. David Ferguson, Robert Fedor, Rowland Thomas and Kenneth Fisher. Three similar shareholder suits were also filed and all four suits have been consolidated as Civil Action #16044, IN RE ENCORE COMPUTER CORPORATION SHAREHOLDERS LITIGATION. The suit is currently in the discovery stage. In February 1999 a Motion for Summary Judgment was filed by defendants Gould, Ferguson, Fedor, Thomas and Fisher. The motion is now pending in the Delaware Chancery Court. The Company does not believe the shareholder suit will have a significant financial impact on the Company.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business, including the set-off by Sun of the $9,692,000. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect the financial position of the Company.

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

I.  EARNINGS PER SHARE

The following table reconciles for the years ended 1998, 1997 and 1996, net income (loss) and weighted average shares outstanding used to calculate basic and diluted earnings (loss) per share (in thousands except per share data):

BASIC                                      1998             1997             1996
-----                                    --------         --------         --------
Net income (loss)                        $ 16,658         $ 34,164         $(70,732)

Series B, D, E, F and G Preferred
 Stock Dividends                               --               --          (11,996)

Series B, D, E, F, G, H and I
 Preferred Stock Dividends                   (533)         (29,580)         (13,417)
                                         --------         --------         --------

Net income (loss) attributable to
 common shareholders                     $ 16,125         $  4,584         $(96,145)
                                         ========         ========         ========
Weighted average common
 shares outstanding                        67,450           40,568           36,810
                                         ========         ========         ========
Basic earnings
  (loss) per common share                $   0.24         $   0.11         $  (2.61)
                                         ========         ========         ========

DILUTED
-------
Net loss (loss)                          $ 16,658         $ 34,164         $(70,732)
                                         ========         ========         ========
Weighted verage common
  shares outstanding                       67,451           40,568           36,810
Series A assumed converted                     --               --            7,364
Series B assumed converted                  2,022               --           22,544
Series D assumed converted                  3,246               --           34,496
Series E assumed converted                  3,318               --           35,260
Series F assumed converted                  1,552               --           16,499
Series G assumed converted                  1,666               --           17,704
Series H assumed converted                  1,019               --            7,760
Series I assumed converted                    473               --               --
Exercise of options reduced by
 the number of shares purchased
 with proceeds                                 --               --            3,158
                                         --------         --------         --------
Weighted average
 shares outstanding                        80,747           40,568          181,595
                                         ========         ========         ========

Diluted income (loss)
 per common share                        $   0.21         $   0.11         $  (2.61)
                                         ========         ========         ========

Basic and diluted income (loss) per common share are the same in 1997 and 1996 because the effect of the common stock equivalents would be anti-dilutive.


J.  CAPITAL STOCK

On March 19, 1997, Gould agreed to cancel $40,000,000 of indebtedness owed to it by the Company for 400,000 newly-issued shares of Series I Convertible Preferred Stock ("Series I"). The canceled debt had represented a portion of the indebtedness owed by the company to Gould under the Credit Agreement. Because of the related party nature of this transaction, the difference between the carrying amount of the indebtedness exchanged and the par value of the securities issued and other consideration granted has been credited to additional paid-in capital. The financial effect of this transaction is summarized as follows (in thousands):

                                                           DECEMBER 31,
                                                               1997
                                                           -----------
Reduction of debt                                          $    40,000
Less:
 Par value of shares issued                                         (4)
 Reversal of accrued interest on previous
  recapitalizations                                                283
 Accrued interest on remaining Gould indebtedness for the
  remaining term of the agreements                                (446)
                                                           -----------
Increase in addtional paid-in capital                      $    39,833
                                                           ===========

IMPACT OF FOREIGN OWNERSHIP
On November 24, 1997, in conjunction with the Sun Transaction, Gould converted their Series A and Series B Preferred Stock to Common Stock and all other series of Preferred Stock were retired. As a result, JEC beneficially owns 48.4% of the Company's common stock. Gould also holds four of the six seats on the Company's Board of Directors. In light of limitations on the ability of certain U.S. government agencies to transact business with foreign owned or controlled companies, Encore and JEC, the parent company of Gould, have proactively worked to comply with all U.S. requirements. The United States Defense Investigative Service has accepted the changes in the Company's ownership and control in conjunction with the Sun and Gores Transactions.

STOCK COMPENSATION PLAN
At December 31, 1998, the Company had a Long Term Performance Plan (the "Performance Plan") which was approved by the shareholders of the Company on June 27, 1995 and replaced all previous stock option plans. Shares of common stock are reserved for issuance to officers, directors, employees and certain consultants. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan and its stock purchase plan. Had compensation cost for the Company's stock based compensation plan been determined based on the fair value at the grant dates for awards under the plans consistent with the method of FASB Statement 123, the Company's net income
(loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                          1998        1997           1996
                                       ---------  ----------     -----------
Net income (loss)       As reported    $  16,658  $   34,164     $   (70,732)
                        Pro forma      $  16,438  $   33,424     $   (71,641)


Income (loss) per share As reported    $    0.24  $     0.11     $     (2.61)
                        Pro forma      $    0.24  $     0.09     $     (2.64)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1996, 1997 and 1998, respectively: risk-free interest rates of 6.0, 6.25 and 5.625 percent; dividend yield of 0 percent; expected life of 4 years; and volatility of 104.9,
127.7 and 234.6 percent.

During 1996 1,119,000 options granted to certain officers and employees of the Company were scheduled to expire if not exercised. However, at the time the options were scheduled to expire the Company's policy on insider trading effectively prevented the officers from exercising the options. Accordingly, the Board of Directors approved an extension of the expiration date until such time as the options could be exercised and the underlying shares sold in accordance with Company policy. The extensions were treated as cancellations of the old options and a grant of new options in the same amounts at the same exercise prices. Non-cash compensation charges of $589,000 were incurred in connection with the extension of the expiration dates of the stock options.

A summary of the status of the Company's stock options as of December 31, 1998, 1997 and 1996, and changes during the years ending on those dates is presented below:

                                                   1998                       1997                    1996
                                           --------------------       ------------------       ------------------
                                                       WEIGHTED                 WEIGHTED                 WEIGHTED
                                                       AVERAGE                   AVERAGE                  AVERAGE
                                           SHARES      EXERCISE       SHARES    EXERCISE       SHARES    EXERCISE
                                            (000)       PRICE         (000)       PRICE        (000)       PRICE
                                           --------------------       ------------------       ------------------
Outstanding at beginning
    of year                                   9,020     $1.62           9,582     $1.62          9,946     $1.50
Granted
  Price = Fair Value                             --                       360     $1.60            666     $2.83
  Price /greater than/ Fair Value                --        --              --        --             --        --
  Price /less than/ Fair Value                   --                       100     $0.39             --        --
Exercised                                        --                       (59)    $1.00           (808)    $0.96
Forfeited                                    (4,102)    $2.09            (963)    $2.09           (222)    $2.47
                                             ------                     -----                    -----
Outstanding at end of year                    4,918     $1.56           9,020     $1.56          9,582     $1.62
                                             ======                     =====                    =====

Options exercisable at year end               4,894                     8,280                    7,445
                                             ======                     =====                    =====

Weighted-average fair value of
options granted during the year                  --                     $1.09                    $2.09
                                             ======                     =====                    =====

The following table summarizes information about stock options outstanding at December 31, 1998:

                             OPTIONS OUTSTANDING                                         OPTIONS EXERCISABLE
------------------------------------------------------------------------------    -----------------------------------
                                                WEIGHTED
                                                AVERAGE           WEIGHTED                                WEIGHTED
                            NUMBER             REMAINING          AVERAGE               NUMBER            AVERAGE
     RANGE OF           OUTSTANDING AS        CONTRACTUAL         EXERCISE          EXERCISABLE AS        EXERCISE
EXERCISE PRICES           OF 12/31/98             LIFE             PRICE              OF 12/31/98          PRICE
--------------------   ------------------   -----------------  ---------------    --------------------  -------------
    $0.63-$0.81                  300,000          1.12                $0.7969                 300,000        $0.7969
    $0.94-$0.94                2,988,725           .73                $0.9375               2,988,725        $0.9375
    $1.56-$2.88                1,343,719          3.39                $2.0003               1,319,611        $1.9920
    $3.56-$3.97                  285,525          5.33                $3.8716                 285,525        $3.8716
                       ------------------                                         --------------------
    $.625-$3.97                4,917,969          1.75                $1.3896               4,893,861        $1.3844
                       ==================                                         ====================

EMPLOYEE STOCK PURCHASE PLAN
Under the 1991 Employee Stock Purchase Plan (the "Purchase Plan"), the Company was authorized to issue up to 8,000,000 shares of common stock to its full-time employees. As of December 31, 1998, 4,614,432 shares have been purchased. Under the terms of the Purchase Plan, employees can choose each year to have up to 10 percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price per share of common stock in any offering under the Purchase Plan is the lower of; (i) 85% of the closing price per share of common stock on the commencement of the offering, or (ii) 85% of the closing price of a share of common stock on the termination of the offering. Each offering is for a period of approximately six months. The percentage of employees participating in the plan were 1%, 21%, and 29% in 1998, 1997 and 1996, respectively. Under the Purchase Plan, the Company issued 3,598 shares at a price of $.23 in 1998, 339,165 shares at an average price of $.74 in 1997, and 394,654 shares at a weighted average price of $1.52 in 1996. Pro forma compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 1998, 1997 and 1996, respectively: dividend yield of 0 percent; expected life of six months; expected volatility of 234.6%, 127.7% and 104.9%; and risk-free interest rate of 5.6%, 5.0% and 5.2%. For 1998, 1997 and 1996, the pro forma compensation costs under the Purchase Plan were $0, $152,000 and $270,000, respectively. The employee stock purchase plan was discontinued on May 22, 1998.

K. SEGMENT INFORMATION

Prior to January 1999, the Company operated in a single industry segment which includes developing, manufacturing, marketing, installing and servicing business information processing systems, principally in the United States, Europe, the Far East, and Canada. During 1998 one of the Company's customers accounted for approximately 16% of its sales. During 1996 and 1997, the Company was not dependent upon any one customer for a material part of its business with no single customer accounting for more than 10% of its sales. However, in fiscal 1998, 1997 and 1996, approximately 40%, 21%, and 22%, respectively, of its sales were derived either directly or indirectly from various United States government agencies.

The Company maintained operations in Europe and Canada principally through consolidated subsidiaries. Far East operations are through distributors throughout the region and until December 5, 1997, a joint venture in Japan. Information about the Company's operations for 1996, 1997, and 1998 is presented below (in thousands). Inter-geographic net sales, operating income and assets have been eliminated to arrive at the consolidated amounts.

                            NET SALES             INTER-                              OPERATING
                           TO UNRELATED         GEOGRAPHIC           TOTAL              INCOME            IDENTIFIABLE
                             ENTITIES           NET SALES          NET SALES            (LOSS)               ASSETS
                       ---------------------------------------------------------------------------     ----------------
1996:
United States          $          19,300    $       12,026     $      31,326      $      (65,502)      $      46,734
Europe                            26,616                --            26,616                (968)             24,258
Other                              1,711                --             1,711                 (79)                103
                       ------------------   ----------------   ----------------   ----------------     ----------------
Geographic Total                  47,627            12,026            59,653             (66,549)             71,095
Inter-Geographic                      --           (12,026)           (12,026)              (669)             (1,839)
                       ------------------   ----------------   ----------------   ----------------     ----------------
Total                  $          47,627    $           --     $      47,627      $      (67,218)      $      69,256
                       ==================   ================   ================   ================     ================

1997:
United States          $          14,832    $       (1,193)    $      13,639      $      (67,332)      $      27,909
Europe                            14,219                --            14,219             (10,381)              9,563
Other                                435                --               435                (484)                173
                       ------------------   ----------------   ----------------   ----------------     ----------------
Geographic Total                  29,486            (1,193)           28,293             (78,197)             37,645
Inter-Geographic                      --             1,193             1,193               1,669                (194)
                       ------------------   ----------------   ----------------   ----------------     ----------------
Total                  $          29,486    $           --     $      29,486      $      (76,528)      $      37,451
                       ==================   ================   ================   ================     ================

1998:
United States          $          11,400    $          776     $      12,176      $       (7,810)      $      13,659
Europe                             8,850                --             8,850                 354               3,089
Other                                185                --               185                (126)                  5
                       ------------------   ----------------   ----------------   ----------------     ----------------
Geographic Total                  20,435               776            21,211              (7,582)             16,753
Inter-Geographic                      --              (776)             (776)                108                  --
                       ------------------   ----------------   ----------------   ----------------     ----------------
Total                  $          20,435    $           --     $      20,435      $       (7,474)      $      16,753
                       ==================   ================   ================   ================     ================


Inter-geographic net sales are recorded principally at 60% of list price; however, inter-geographic net sales of the Company's storage processor product line are recorded at 85% of end selling price. Identifiable assets are all assets, including corporate assets, identified with operations in each region.

L.  FINANCIAL INSTRUMENTS

CONCENTRATIONS OF CREDIT RISK
Financial instruments that potentially subject the Company to concentrations of credit risk are limited to cash. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

The Company granted credit terms in the normal course of business to its customers which are consistent with industry practices. Generally, the Company's customers were United States government agencies or substantial international corporations often included among the Fortune 500. Additionally, as part of its ongoing control procedures, the Company monitored the credit worthiness of its major customers and established individual customer credit limits accordingly. The Company performed in-depth credit evaluations for all new customers and required letters of credit if deemed necessary. Doubtful accounts were adequately reserved when identified and bad debts realized by the Company in prior years were not been excessive.

M.  SUBSEQUENT EVENTS

The sale of the real-time computer systems business to Gores was approved by the Company's stockholders on September 11, 1998, and the transaction was completed on January 6, 1999. At the closing of the sale, the Company received $2,750,000 (with the additional $250,000 set off against the purchase price to resolve an alleged breach of indemnity claim) and the parties agreed to resolve shortly after the closing disputed items relating to the sale, including the amounts due to Encore under the management agreement and the line of credit, and certain other indemnity claims by Gores. As of March 31, 1999, these items had not yet been resolved.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The names of the Company's Board of Directors and certain information about them are set forth below:

Kenneth G. Fisher, age 68

Mr. Fisher is a founder of the Company and has served as a Director, Chairman and Chief Executive Officer of the Company since the Company's inception in May 1983. He was the Company's President from its inception until December 1985 and also served in that capacity from December 1987 to January 1991. In November of 1998, Mr. Fisher resigned as Chief Executive Officer of the Company. From January 1982 until May 1983, Mr. Fisher was engaged in private venture transactions. From 1975 to 1981, Mr. Fisher was President and Chief Executive Officer of Computervision (formerly Prime Computer, Inc.). Before joining Computervision, Mr. Fisher was Vice President of Central Operations for Honeywell Information Systems. Inc.

Rowland H. Thomas, age 63

Mr. Thomas has been a member of the Board of Directors since December 1987 and Chief Operating Officer since June 1989. He also served as President of the Company from January 1991 until September 1998. From June 1989 to January 1991, Mr. Thomas served as Executive Vice President of the Company. In January 1988, he was named President and Chief Executive Officer of Netlink Inc. Prior to joining Netlink, Mr. Thomas was Senior Executive Vice President of National Data Corporation ("NDC"), a transaction processing company, a position he held from June 1985 to January 1988. From May 1983 through June 1985, Mr. Thomas was Executive Vice President and Senior Vice President at NDC.

Robert J. Fedor, age 58

Dr. Fedor has been a member of the Board of Directors since July 1992. He is presently Senior Vice President Corporate Development Gould, a position he had held since July 1992. From December 1989 to July 1992 he was Vice President, Corporate Business Development at Gould Prior to assuming that position, Dr. Fedor was General Manager of Gould's U.S. and Far East Foil Business since 1985. Since joining Gould in 1964, he has served in various senior marketing and research positions. Dr. Fedor holds a Ph.D. in Metallurgical Engineering from Case Western Reserve University.

C. David Ferguson, age 58

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

Thomas N. Rich, age 48

Mr. Rich has been a member of the Board of Directors since November 1997 and was name Treasurer of Encore in March 1999. He is also presently Vice
President-Finance and Corporate

Controller at Gould, a position he has held at Gould since July 1994. From December 1991 until July 1994, he was Vice President-Corporate Controller at Gould. Prior to assuming that position, Mr. Rich was Vice President-Financial Controller since joining Gould in July 1990. From 1973 through June 1990, Mr. Rich was employed at Ernst & Young, an international professional services firm. He hold a B.A. degree in Accounting from Duke University.

Michael C. Veysey, age 55

Mr. Veysey has been a member of the Board of Directors since November 1997. He is presently Senior Vice President, General Counsel and Secretary at Gould, a position he has held since July 1992. He also serves as President of Encore since March 1999. From January 1989 to July 1992, he was Vice President, General Counsel and Secretary at Gould. Prior to assuming that position, Mr. Veysey had various positions in Gould's Law Department since 1980. Mr. Veysey holds a J.D. degree from Boston College Law School.

ITEM 11  EXECUTIVE COMPENSATION

Total compensation paid or accrued for services rendered during the three most recent fiscal years for the Chief Executive Officer and the two other most highly compensated executive officers of the Company for the year ended December 31, 1998 was as follows:

                                                                                        LONG TERM
                                                                                        COMPENSATION
                                                                                       AWARDS: NUMBER
                                                        OTHER            OTHER           OF SHARES             ALL OTHER
         NAME AND                                      ANNUAL           ANNUAL           UNDERLYING          COMPENSATION
   PRINCIPAL POSITIONS        YEAR        SALARY        BONUS        COMPENSATION         OPTIONS
--------------------------- ---------- ------------ ------------  ------------------ -------------------  ------------------
Mary M. Macomber              1998     $   120,947  $   105,196   $        -                 -            $        -
President  and                1997     $   117,517  $   193,321   $        -                 -            $        -
Chief Executive Officer       1996     $   123,310  $    12,000   $        -                     19,300   $        -

William J. Ruede              1998     $   128,435  $   111,474   $        -                 -            $        -
Vice President/Human          1997     $   125,121  $    82,661   $        -                 -            $        -
Resources                     1996     $   118,732  $    13,200   $        -                     19,300   $        -

Linda J. Matthews             1998     $    94,902  $    57,995   $        -                 -            $        -
Vice President of             1997     $    85,679  $    30,875   $        -                 -            $        -
Finance                       1996     $    82,543  $     -       $        -                 -            $        -


The following table sets forth the number of shares of Common Stock and equivalents of the Company, including shares which may be acquired within sixty days after March 31, 1999 by exercise of outstanding stock option, which are beneficially owned by executive officers of the Company named in the Summary Compensation Table and all directors and executive officers as a group as of March 31, 1999 along with the percentage of all outstanding shares of Common Stock and equivalents owned by each officer and director on such date.

                                      COMMON STOCK AND                   PERCENTAGE OF COMMON
                                        EQUIVALENTS                     STOCK AND EQUIVALENTS
                                     BENEFICIALLY OWNED                    OUTSTANDING (1)
Mary M. Macomber                           63,400            (2)                0.08%
President  and
Chief Executive Officer

William J. Ruede                          107,900            (3)                0.13%
Vice President/Human
Resources

Linda J. Matthews                           5,575            (4)                0.01%
Vice President of
Finance

Total directors and                     5,275,569            (5)                6.51%
executive officers as a
group (5 people)

(1) For purposes of computing the percentage of Common Stock and equivalents outstanding, the 13,295,815 shares of Common Stock issuable upon conversion of the Series B, D, E, F, G, H, and I Convertible Preferred Stock have been included as well as the 242,602 shares issuable upon exercise of options exercisable within 60 days after March 31, 1999.

(2) Includes 63,400 shares which may be acquired within 60 days after March 31, 1999 by exercise of stock options.

(3) Includes 107,900 shares which may be acquired within 60 days after March 31, 1999 by exercise of stock options.

(4) Includes 5,575 shares which may be acquired within 60 days after March 31, 1999 by exercise of stock options.

(5) Includes 176,875 shares which may be acquired within 60 days after March 31, 1999 by exercise of stock options.

There were no option grants to those executive officers named in the Summary Compensation Table during fiscal 1998.

The following table provides information on option exercises in 1998 by the named executive officers and the value of such officers' unexercised options as of December 31, 1998.

      Aggregated Option Exercises in the year ended December 31, 1998 and
                     Option Values as of December 31, 1998
                                                                                                           VALUE OF
                                                                                 NUMBER OF SHARES          UNEXERCISED
                                                                                 UNDERLYING                IN-THE-MONEY
                                                                               UNEXERCISED OPTIONS          OPTIONS AT
                               NUMBER OF                                         AT 12/31/98                 12/31/98
                            SHARES ACQUIRED              VALUE                  EXERCISABLE/               EXERCISABLE/
                              ON EXERCISE              REALIZED                 UNEXERCISABLE             UNEXERCISABLE
                            ---------------            --------                 -------------------       -------------
Mary M. Macomber                   -                       -                       63,400/                      -/
                                                                                   10,350                       -

William J. Ruede                   -                       -                      107,900/                      -/
                                                                                   10,350                       -

Linda J. Matthews                  -                       -                       5,575/                       -/
                                                                                     125                        -

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION
ENCORE COMPUTER CORPORATION

Executive Compensation Philosophy

It was the goal of the Compensation Committee of the Board of Directors to provide compensation to the executives of the Company in accordance with the following considerations:

* to provide compensation that is competitive with other high technology companies that are of similar size to Encore with similar products and markets;

* to provide compensation that would attract, retain and reward superior, industry-knowledgeable executives who could manage the stockholders' short and long-term interests; and

* to provide total compensation wherein the majority of value to be delivered was based on the financial performance of the Company and the appreciation of the Company's stock.

To meet those goals, the Committee established, administered and reviewed several programs for the Company. Those programs were designed to address the above considerations and consisted of three major components.

Base Salary

For executives of the Company, base salary was determined by the level of job responsibility and overall competitive practices in the labor market for the Company's executive talent. The Committe recognized that there is a scarcity of executive talent with the technical capabilities that were critical to the Company's long-term success. The Committee also considered the Company's location outside of traditional labor markets for technical talent to be a considerable factor for base salary positioning. As such, the Committee positioned the Company's executives' base salaries at the 75th percentile of the competitive market and generally believed that that base salary posture was an essential factor in maintaining a highly skilled executive team. The Committee derived competitive data representing the high technology and computer products sectors from an independent compensation consultant, Towers Perrin. The Committee believed that most of the companies in the NASDAQ Computer Index, which is used as the Company's industry camparison line in the performance chart appearing below, were represented in the various surveys used by the compensation consultant.

Unique 1997 and 1998 Incentives

The Board established two special incentives to provide the named, and other, executives with additional incentives to remain employed by the Company and to assist in the sale or merger of the Company. These incentives were the following:

A) Retention Agreements
B) Employee Incentives

Comparison of Five Year Cumulative Total Shareholder Return Among Encore Computer Corporation, the NASDAQ Market Index and the NASDAQ Computer Index.

The following chart depicts the Company's performance for the five year period ending December 31, 1998, as measured by total shareholder return on the Company's Common Stock compared with the total return of the NASDAQ Market Stock Index and the NASDAQ Computer Stock Index.

This chart assumes an investment on December 31, 1993 of $100 in the Company's Common Stock, the S&P 500 Composite Stock Index and the S&P Computer Stock Index. See table below:

YEAR                                      1993         1994         1995          1996           1997           1998
Encore                                    $100         $238         $148          $ 90           $ 17           $  1
S&P 500 Market Index                      $100         $105         $141          $174           $223           $664
S&P Computer Index                        $100         $130         $172          $243           $316           $571

The Report of the Compensation Committee on Executive Compensation and Comparison of Five Year Cumulative Total Shareholder Return above shall not be deemed to be "soliciting material" or be incorporated by reference into any of the Company's filings with the Securities and Exchange Commission.

DIRECTORS' COMPENSATION

The Board of Directors has fixed the compensation of non-officer directors at #2,500 per regular board meeting attended. No compensation is paid for special meetings held by telephone conference. Messrs. Ferguson, Rich, Veysey, Fisher, Thomas and Dr. Fedor have waived payment to them of fees for attendance at board meetings.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

The following table sets forth, to the knowledge of the Company, the beneficial owners of 5% or more of the Company's outstanding Common Stock and equivalents as of March 31, 1999:


                                                                            PERCENTAGE OF              PERCENTAGE
                                                    SHARES                  COMMON STOCK                OF COMMON
NAME AND ADDRESS OF                              BENEFICIALLY              AND EQUIVALENTS                STOCK
BENEFICIAL OWNER                                     OWNED                 OUTSTANDING (1)             OUTSTANDING
Gould Electronics Inc. (1)                              45,968,984                     56.80%                  48.44%
34929 Curtis Blvd.
Eastlake, OH 44095

Japan Energy Corporation (1)                            45,968,984                     56.80%                  48.44%
10-1, Toranmon 2-chome,
Minato-ko, Tokyo, JAPAN

Kenneth G. Fisher (2)                                    5,057,708                      6.20%                   7.40%
7786 Wiles Road
Coral Springs, FL 33067

(1) For purposes of computing the percentage of Common Stock and equivalents outstanding, the 13,295,815 shares of Common Stock issuable upon conversion of the Series B, D, E, F, G, H, and I Convertible Preferred Stock by Gould have been included.

(2) Includes 53,764 shares owned by Mr. Fisher's wife.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since 1989, Gould (which is a wholly owned subsidiary of Japan Energy Corporation) had been the principal source of the Company's financing. From 1989 through November 1997, the Company borrowed a total of $418 million from Gould and its affiliates. Encore had invested most of this in research and development. However, despite its efforts, Encore was unable to penetrate the marketplace for storage products and sales of its real-time computer systems declined significantly. By mid-1997 Gould had made it clear that it would not provide further financing to Encore, other than working capital to keep the storage products business operating for a short period until a pending sale could be completed.

On November 24, 1997, Gould held (i) notes, secured by all of Encore's assets, under which Encore owed Gould $93.55 million for money Encore had borrowed from Gould plus unpaid interest, and (ii) convertible preferred stock of Encore with a liquidation preference totaling $411 million, which Encore had issued to Gould between 1991 and 1996 in exchange for cancellation of indebtedness for money Encore had borrowed from Gould and interest on those borrowings. In addition, Gould held approximately 48.44% of Encore's common stock, which Gould had obtained as part of the consideration for the sale of its Computer Systems Division to Encore in 1989 or through conversion of convertible preferred stock. In connection with the sale of Encore's storage products business to Sun, Encore and Gould agreed that Encore would repay the secured notes and unpaid interest thereon and redeem all the convertible preferred stock which Gould held for $60 million, of which $25 million was to be paid at the closing of the Sun transaction, and the balance was to be satisfied with the second payment due from Sun. In addition, Gould agreed that if it received the entire $35 million by July 31, 1998, Gould would waive its right to receive additional shares of preferred stock with a liquidation preference of approximately $43 million which were due to it as past-due dividends on the convertible preferred stock which was being redeemed. Finally, Gould agreed that if Encore were liquidated before November 24, 1999, Gould would waive any right it had as a holder of Encore's common stock with regard to the first $30 million of liquidating distributions made to Encore's common stockholders.

In connection with the sale of Encore's storage business to Sun, Gould also entered into an agreement with Sun under which Gould guaranteed most of Encore's obligations under the Asset Purchase Agreement between Encore and Sun, agreed to provide whatever funds were necessary to ensure that Encore would not become insolvent within one year after the closing of the sale to Sun, and indemnified Sun against any losses Sun might incur if the sale of Encore's storage products business to Sun were challenged in an insolvency proceeding relating to Encore commenced within two years after the closing.

Because Sun withheld $9,692,000 of the payment due on July 1, 1998, Encore remained obligated to Gould in that amount and had to either pay that amount to Gould out of its own funds by July 31, 1998 or issue to Gould the over-due dividend shares of convertible preferred stock, which had a liquidation preference of $42,678,400. However, in order to give Encore more time to attempt to resolve Sun's claims, Gould agreed that if Encore issued those dividend shares to it, Gould would give Encore the option to re-purchase the dividend shares on or before July 31, 1999 for an amount equal to the balance of the $9,692,000 which remained unpaid plus interest at 8.5% per annum from August 1, 1998. At December 31, 1998, the amount Encore would have had to pay to re-purchase the dividend shares would have been the full $9,692,000 plus interest of $343,070.

PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)1. AND (A)2. INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                  FORM 10-K                                                                PAGE NUMBER
                  ---------                                                                -----------
                  Report of independent certified public accountants
                  relating to consolidated financial statements
                  and financial statement schedule                                             19

                  Consolidated statements of operations for the years
                  ended December 31, 1998, 1997 and 1996                                       20

                  Consolidated Statement of Net Assets in Liquidation
                  at December 31, 1998                                                         21

                  Consolidated balance sheet at December 31, 1997                              22


                  Consolidated statements of cash flows for the years ended
                  December 31, 1998, 1997 and 1996                                          23-24

                  Consolidated statements of shareholders' equity (capital
                  deficiency) for the years ended December 31, 1998,
                  1997, and 1996                                                            25-26

                  Notes to consolidated financial statements                                27-41

The following consolidated financial statement schedule is submitted herewith:

FORM 10-K                                                     PAGE NUMBER
---------                                                     -----------
Valuation and qualifying accounts                                 51

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

(B) REPORTS ON FORM 8-K

In January of 1999, the Company filed a report on Form 8-K in connection with the sale of substantially all of the assets associated with its real-time business.

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

                                                                     SCHEDULE II

                          ENCORE COMPUTER CORPORATION
                        Valuation and qualifying accounts
                                 (in thousands)

------------------------------------------------------------------------------------------------------------------------------
                                                                     ADDITIONS
                                        BALANCE AT      ------------------------------------                      BALANCE AT
                                       BEGINNING OF     CHARGED TO COSTS    CHARGED TO OTHER                        END OF
                                          PERIOD         AND EXPENSES          ACCOUNTS         DEDUCTIONS (1)      PERIOD
------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1996:
Allowance for doubtful accounts          $1,798             $(550)              $--                $(634)            $614
Year ended December 31, 1997:
Allowance for doubtful accounts          $  614             $ 149               $--                $ (82)            $681
Year ended December 31, 1998:
Allowance for doubtful accounts          $  681             $ 468               $--                $(759)            $390

(1) Includes amounts deemed uncollectible and items transferred to Gores

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned as the chief accounting officer and an officer of the registrant thereunto duly authorized.

ENCORE COMPUTER CORPORATION
(Registrant)

         By  /s/ MICHAEL C. VEYSEY           By:/s/ THOMAS N. RICH
             --------------------             ------------------------
             Michael C. Veysey                Thomas N. Rich
             President                        Treasurer

April 15, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                            Title                              Date
---------                                            -----                              ----
/s/ MICHAEL C. VEYSEY
------------------------------
Michael C. Veysey                                    President                          May 18, 1999


/s/ THOMAS N. RICH
------------------------------
Thomas N. Rich                                       Treasurer                          May 18, 1999


/s/ C. DAVID FERGUSON
------------------------------
C. David Ferguson                                    Director                           May 18, 1999


/s/ ROBERT J. FEDOR
------------------------------
Robert J. Fedor                                      Director                           May 18, 1999


/s/ KENNETH G. FISHER                                    Director
------------------------------
Kenneth G. Fisher                                                                       May 18, 1999


/s/ ROWLAND H. THOMAS
------------------------------
Rowland H. Thomas, Jr.                               Director                           May 18, 1999

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

     2.3a                  June 1998 Agreement with Gould Electronics Inc. regarding Accrued Dividend Shares

     2.4                   Asset  Purchase  Agreement  among the  Company,  certain  of the  Company's subsidiaries,  Gould  Electronics  Inc.  and the Buyer  dated as of June 1,
                           1998  (incorporated  herein by reference to the Company's  Proxy  Statement dated August 11, 1998).

     2.5                   Amendment  Number One to Asset  Purchase  Agreement  dated October 27, 1998
                           among  the  registrant,   Encore  Computer  U.S.,  Inc.,   Encore  Computer
                           International,  Inc., Gould  Electronics Inc. and Encore  Acquisition Corp.
                           (incorporated  herein by reference  to the Company  Form 8-K dated  January
                           19, 1999).

     2.6                   Amendment  Number Two to Asset Purchase  Agreement dated as of December 31,
                           1998 among the  registrant,  Encore  Computer U.S.,  Inc.,  Encore Computer
                           International,  Inc., Gould  Electronics Inc. and Encore  Acquisition Corp.
                           (incorporated  herein by reference  to the Company  Form 8-K dated  January
                           19, 1999).

     2.7                   Reconciliation   Agreement   dated  as  of  December  31,  1998  among  the
                           registrant,  Encore Computer U.S.,  Inc.,  Encore  Computer  International,
                           Inc., Gould  Electronics Inc. and Encore  Acquisition  Corp.  (incorporated herein by reference to the Company Form 8-K dated January  19, 1999).

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

     10.21                 Certificate.  Reference made to the Master  Purchase  Agreement dated as of
                           March 19, 1997 between the Company and Gould  Electronics Inc.  relating to the  purchase of Series I  Convertible  Preferred  Stock,  Cancellation  of
                           Indebtedness  and Related  Documents  (incorporated  herein by reference to the Company's Form l0-K for the period ended December 31, 1997).

     *22.0                 Subsidiaries of the Company.

     *23.1                 Consent of Independent Certified Public Accountants.

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