Form 10-K/A
period 1998-12-31
ENCORE COMPUTER CORP /DE/
filed 1999-07-23
CIK 764037

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                (Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                         Commission File Number: 0-13576

                           ENCORE COMPUTER CORPORATION
               (Exact name of registrant as specified in charter)

            DELAWARE                                            04-2789167
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification Number)

                                 7786 WILES ROAD
                          CORAL SPRINGS, FLORIDA 33067
                    (Address of principal executive offices)

                                 (954) 757-0166
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

            TITLE OF CLASS                  NAME OF EXCHANGE ON WHICH REGISTERED
            --------------                  ------------------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE            THE NASDAQ STOCK MARKET

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[_]

At July 9, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,317,401.

At July 9, 1999, 64,501,907 shares of the registrant's common stock were outstanding.

This Amendment No. 1 has been filed by the Company for the purpose of amending the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 to provide information required by Part III of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The first sentence of the sixth paragraph under "THE GORES TRANSACTION" is amended and Item 7 is restated in its entirety, as follows:

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

The Board of Directors terminated the employment of the Company's President on September 30, 1998 and the employment of the Company's Chief Executive Officer on November 24, 1998, in view of the fact that the Company no longer had any active business. The Company's staff was reduced to its General Counsel (who took the position of President), its Chief Financial Officer, its Vice President of Human Resources (who continued to be involved in employee compensation matters arising out of the sales of the storage products and the real-time computer systems businesses) and a few clerical and administrative employees. The Company also moved its offices to substantially smaller space which it occupied under a short-term lease. Those offices will be closed on or about June 30, 1999, and the Company's further activities will be conducted in space provided by Gould in Eastlake, Ohio.

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

LIQUIDITY AND CAPITAL RESOURCES

For the years ended December 31, 1998 and 1997, the Company reported net income of $16,658,000 and $34,164,000, respectively. Included in net income in 1998 and 1997 were gains on the sale of assets to Sun amounting to $25,308,000 and $119,890,000, respectively. In 1998, net cash used in operating activities was $12,959,000 compared to $66,730,000 in 1997. Net income, adjusted for non cash items, the loss on the Gores Transaction and the gain on the Sun Transaction was $118,000 in 1998, as the Company recorded estimated liquidation costs of $5,531,000, depreciation and amortization of $887,000 and the gain on the Sun Transaction of $25,308,000. Net income adjusted for non cash items in 1997 resulted in a loss of $58,812,000. Working deficit was decreased in 1998 primarily as a result of the payment of $25,308,000 to Gould. As of December 31, 1998, total capital deficiency was $2,988,000 versus $19,646,000 as of December 31, 1997.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ENCORE COMPUTER CORPORATION

Dated: July 15, 1999                                 By: /s/ MICHAEL C. VEYSEY
                                                         -----------------------
                                                         Michael C. Veysey,
                                                         President