Form 10-Q
period 1999-03-28
ENCORE COMPUTER CORP /DE/
filed 1999-08-16
CIK 764037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (Mark One)
    [X]      Quarterly Report Pursuant to Section 13 or 15(d) of
             The Securities Exchange Act of 1934
             For the Quarterly Period Ended March 28, 1999

                           OR

   [ ]      Transition Report Pursuant to Section 13 or 15(d) of
            The Securities Exchange Act of 1934

            For the Transition Period from _________ to ___________

                         Commission File Number: 0-13576

                           ENCORE COMPUTER CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

        Delaware                                          04-2789167
(State of Incorporation)                       (IRS Employer Identification No.)

     34929 Curtis Boulevard
         Eastlakes, Ohio                                                 44095
(Address of Principal Executive Offices)                              (Zip Code)

       Registrant's Telephone Number, Including Area Code: (440) 953-5170

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class

                     Common Stock, par value $.01 per share

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On August 13, 1999 the registrant had 67,450,907 outstanding shares of common stock, par value $.01 per share.

                           ENCORE COMPUTER CORPORATION
                                      INDEX
PART I.  FINANCIAL INFORMATION
                                                                            Page
                                                                             No.
Item 1. Financial Statements

  Condensed Consolidated Statement of Net Assets in Liquidation               3
  Condensed Consolidated Statements of Changes in Net Assets in Liquidation   4
  Condensed Consolidated Statement of Operations                              5
  Condensed Consolidated Statements of Cash Flows at March 29, 1998           6
  Notes to Condensed Consolidated Financial Statements                        7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  11

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    12

Item 6. Exhibits and Reports on Form 8-K                                     12
Signatures                                                                   13

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          ENCORE COMPUTER CORPORATION

         CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                       (In thousands, Except Share Data)

                                                                 28-Mar       December 31,
                                                                 1999             1998
                                                             ------------      ------------
                                                             (Unaudited)
                                     ASSETS
ASSETS
  Cash and cash equivalents                                  $     11,194      $      9,290
  Restricted cash                                                      --             1,298
  Due from Gores                                                    2,704             6,153
  Prepaid expenses and other current assets                            --                12
                                                             ------------      ------------
         Total assets                                        $     13,898      $     16,753
                                                             ============      ============

LIABILITIES AND NET ASSETS IN LIQUIDATION
  Accounts payable and accrued liabilities                   $      7,059      $     10,049
  Due to Gould Electronics                                          9,692             9,692
                                                             ------------      ------------
         Total current liabilities                                 16,751            19,741

Net assets in liquidation                                          (2,853)           (2,988)
                                                             ------------      ------------
         Total liabilities and net assets in liquidation     $     13,898      $     16,753
                                                             ============      ============

Number of Preferred Shares outstanding                            432,114           432,114
                                                             ============      ============
Number of Common Shares outstanding                            67,450,907        67,450,907
                                                             ============      ============
Net assets in liquidation per Preferred Share                $      (0.01)     $      (0.01)
                                                             ============      ============
Net assets in liquidation per Common Share                   $       0.00      $       0.00
                                                             ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          ENCORE COMPUTER CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                     NET ASSETS IN LIQUIDATION (Unaudited)
                                 (In thousands)

                                          Three Months Ended
                                                  March 28,
                                                    1999
                                                   -------
Net assets in liquidation at December 31, 1998     $(2,988)

  Interest income                                      135
                                                   -------
Net assets in liquidation at March 28, 1999        $(2,853)
                                                   =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          ENCORE COMPUTER CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                       (In thousands, Except Share Data)

                                               Three Months
                                                  Ended
                                              March 29, 1998
                                              --------------
Net sales:
  Equipment                                      $  1,543
  Service                                           3,179
                                                 --------
    Total                                           4,722
                                                 --------
Costs and expenses:

  Cost of equipment sales                             590
  Cost of service sales                             1,972
  Research and development                            416
  Sales, general and administrative                 1,652
  Termination charge                                  744
                                                 --------
    Total                                           5,374
                                                 --------
Operating loss                                       (652)

  Interest expense                                    (12)
  Interest income                                     226
  Other expense, net                                 (324)

Loss before income taxes                             (762)

Provision for income taxes                              4
                                                 --------
Net loss                                         $   (766)
                                                 ========
Net loss per common share:

Net loss attributable to common shareholders     $   (766)
                                                 ========
Basic and diluted loss per common share          $  (0.01)
                                                 ========
Weighted average shares of common stock            67,447
                                                 ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          ENCORE COMPUTER CORPORATION

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                 (In thousands)
                                                          Three Months
                                                             Ended
                                                         March 29, 1998
                                                         --------------
Cash flows from operating activities:
  Net loss                                                  $   (766)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                              190
      Termination charge                                         744

  Net changes in operating assets and liabilities:
      Accounts receivable                                        130
      Inventories                                                132
      Prepaid expenses and other current assets                  108
      Other assets                                               306
      Accounts payable and accrued liabilities                (8,576)
                                                            --------
           Net cash used in operating activities              (7,732)
                                                            --------
Cash flows from investing activities:
      Additions to property and equipment                         (4)
                                                            --------
Increase in cash and cash equivalents                         (7,736)
Decrease in restricted cash                                    8,645
                                                            --------
                                                                 909
Cash and cash equivalents, beginning                          14,544
                                                            --------
Cash and cash equivalents, ending                           $ 15,453
                                                            ========
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENCORE COMPUTER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

The condensed consolidated financial statements include the accounts of Encore Computer Corporation and subsidiaries ("Encore" or the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Encore in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998.

The condensed consolidated financial statements, in the opinion of the Company, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for interim periods. All adjustments made during the interim periods are normal recurring adjustments. The year end condensed statement of net assets in liquidation data is derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

INTENTION OF LIQUIDATION

During fiscal 1997, Encore Computer Corporation sold substantially all of its assets to Sun Microsystems, Inc. ("Sun"). Furthermore, during fiscal 1998, the Company sold its real-time computer systems business to Gores Technology Group ("Gores"). After these transactions, management contemplated that the Company would be liquidated. However, because of a provision of the agreements relating to Encore's sale of its storage products business to Sun, Encore's stockholders could not vote on the liquidation of Encore at the meeting on September 11, 1998, at which they approved the sale of the real-time computer systems business.

The Board of Directors terminated the employment of the Company's President on September 30, 1998 and the employment of the Company's Chief Executive Officer on November 24, 1998 in view of the fact that the Company no longer had any active business. The Company's staff was reduced to its General Counsel (who took the position of President), its Chief Financial Officer, its Vice President of Human Resources (who continued to be involved in employee compensation matters arising out of the sales of the storage products and the real-time computer systems businesses) and a few clerical and administrative employees. The Company also moved its offices to a substantially smaller space, which it occupied under a short-term lease. Those offices were closed July 30, 1999, and the Company's further activities will be conducted in space provided by Gould in Eastlake, Ohio. Management expects that liquidation of the Company will occur. As a result, the Company has adopted the liquidation basis of accounting as of December 31, 1998 and for all periods subsequent to December 31, 1998.

Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated amounts.

The valuation of assets and liabilities necessarily requires many estimates and assumptions, and there are substantial uncertainties in liquidating the Company. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates based on present facts and circumstances, the estimated realizable values of assets, and estimated liabilities and estimated costs associated with carrying out the liquidation of the Company. The actual values and costs could be higher or lower than the amounts recorded as of March 28, 1999.

The assets of the Company available for distribution to shareholders on liquidation of Encore would be (i) the Company's assets, less its liabilities, at March 28, 1999, plus or minus (ii) any sum by which the amount received from Gores is greater or less than the carrying value on the Company's March 28, 1999 balance sheet, (iii) any amount by which severance and other costs related to the sale of the Company's businesses are less or greater than the accruals for them on the March 28, 1999 balance sheet, plus or minus (iv) any amounts by which the costs of liquidation and costs related to contingent liabilities, including pending litigation, are less or greater than the reserves reflected on the March 28, 1999 balance sheet, minus (v) expenses incurred after March 28, 1999 which have not been contemplated in the accruals. The amount, if any, of the assets available for distribution to common shareholders upon liquidation of Encore will depend on whether Encore is able to repurchase the convertible preferred stock held by Gould.

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

Shortly before July 1, 1998, Sun asserted claims against Encore totaling $9,692,000. Because of that, on July 1, 1998, Sun paid only $25,308,000 of the $35,000,000 which was due on that date. After negotiations regarding these issues, Sun and Encore entered a Settlement Agreement and Mutual Release pursuant to which Sun paid the Company an additional $2,500,000 on July 16, 1999 and released these claims.

On November 24, 1997, Gould held (i) notes, secured by all of Encore's assets, under which Encore owed Gould $93.55 million for money Encore had borrowed from Gould plus unpaid interest, and (ii) convertible preferred stock of Encore with a liquidation preference totaling $411 million, which Encore had issued to Gould between 1991 and 1996 in exchange for cancellation of indebtedness for money Encore had borrowed from Gould and interest on those borrowings. In addition, Gould held approximately 48.44% of Encore's common stock, which Gould had obtained as part of the consideration for the sale of its Computer Systems Division to Encore in 1989 or through conversion of convertible preferred stock. In connection with the sale of Encore's storage products business to Sun, Encore and Gould agreed that encore would redeem all the convertible preferred stock which Gould held for $60 million, of which $25 million was to be paid at the closing of the sun transaction, and the balance was to be satisfied with the second payment due from Sun. In addition, Gould agreed that if it received the entire $35 million by July 31, 1998, Gould would waive its right to receive additional shares of preferred stock with a liquidation preference of approximately $43 million which were due to it as past due dividends on the convertible preferred stock which was being redeemed. Finally, Gould agreed that if Encore were liquidated before November 24, 1999, Gould would waive any right it had as a holder of Encore's common stock with regard to the first $30 million of liquidating distributions made to Encore's common stockholders.

In connection with the sale of Encore's storage product business to Sun, Gould also entered into an agreement with Sun under which Gould guaranteed most of Encore's obligations under the Asset Purchase Agreement between Encore and Sun, agreed to provide whatever funds were necessary to ensure that Encore would not become insolvent with one year after the closing of the transaction with Sun, and indemnified Sun against any losses Sun might incur if the sale of Encore's storage products business to Sun was challenged in an insolvency proceeding relating to Encore commenced within two years after the closing.

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

Because Sun withheld $9,692,000 of the payment due on July 1, 1998, Encore remained obligated to Gould in that amount and had to either pay that amount to Gould out of its own funds by July 31, 1998 or issue to Gould the overdue dividend shares of convertible preferred stock, which had a liquidation preference of $42,678,400. However, in order to give Encore more time to attempt to resolve Sun's claims, Gould agreed that if Encore issued those dividend shares to it, Gould would give Encore the option to repurchase the dividend shares on or before July 31, 1999 for an amount equal to the balance of the $9,692,000 which remained unpaid plus interest at 8.5% per annum from August 1, 1998. At March 28, 1999, the amount Encore would have had to pay to repurchase the dividend shares would have been the full $9,692,000 plus interest of approximately $541,000. On July 31, 1999, Gould extended Encore's option to repurchase the dividend shares to October 30, 1999.

Sun and Encore entered a Settlement Agreement and Mutual Release pursuant to which Sun paid Gould an additional $2,500,000 on July 16, 1999 and released these claims.

C.       SALE TO GORES TECHNOLOGY

On June 4, 1998, the Company and Gores entered into a definitive agreement for the Company to sell the real-time business to Gores Technology Group for $3 million in cash.

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

The sale of the real-time computer systems business to Gores was approved by the Company's stockholders on September 11, 1998, and the transaction was completed on January 6, 1999. At the closing of the sale, the Company received $2,750,000 (with the additional $250,000 set off against the purchase price to resolve an alleged breach of indemnity claim) and the parties agreed to resolve shortly after the closing disputed items relating to the sale, including the amounts due to Encore under the management agreement and the line of credit, and certain other indemnity claims by Gores. As of August 6, 1999, these items had not yet been resolved.

D.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):
                                     March 28,        December 31,
                                       1999               1998
                                     -------            -------
Accounts payable                     $   327            $   323
Accrued salaries and benefits             47                299
Accrued restructuring costs            3,612              3,612
Accrued liquidation costs              2,006              4,609
Accrued interest-related parties         823                823
Other accrued expenses                   244                383
                                     -------            -------
                                     $ 7,059            $10,049
                                     -------            -------
E.       LEGAL PROCEEDINGS

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

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's financial statements are presented on a liquidation basis. See Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10K for the year ended December 31, 1998.

The assets of the Company available for distribution to shareholders on liquidation of Encore would be (i) the Company's assets, less its liabilities, at March 28, 1999, plus or minus (ii) any sum by which the amount received from Gores is greater or less than the carrying value on the Company's March 28, 1999 balance sheet, (iii) any amount by which severance and other costs related to the sale of the Company's businesses are less or greater than the accruals for them on the March 28, 1999 balance sheet, plus or minus (iv) any amounts by which the costs of liquidation and costs related to contingent liabilities, including pending litigation, are less or greater than the reserves reflected on the March 28, 1999 balance sheet, minus (v) expenses incurred after March 28, 1999 which have not been contemplated in the accruals. The amount, if any, of the assets available for distribution to common shareholders upon liquidation of Encore will depend on whether Encore is able to repurchase the convertible preferred stock held by Gould.

PART II  OTHER INFORMATION

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits required by Item 601 of Regulation S-K
     Exhibit No. 27 - Financial Data Schedule. See page 14.

(b)  Reports on Form 8-K
     No reports on Form 8-K were filed by the Company during the quarter ended March 28, 1999.

                           ENCORE COMPUTER CORPORATION
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Encore Computer Corporation

                           MICHAEL C. VEYSEY         THOMAS N. RICH
                           -----------------         ---------------
Date:  August 16, 1999     Michael C. Veysey         Thomas N. Rich
                           President                 Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT         DESCRIPTION
 27    -   FINANCIAL DATA SCHEDULE