Form 10-Q
period 1998-06-27
ENCORE COMPUTER CORP /DE/
filed 1999-12-22
CIK 764037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

  [X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 27, 1999

                                       OR

  [ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                  For the Transition Period from _________ to _________

                         Commission File Number: 0-13576

                           ENCORE COMPUTER CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

               Delaware                                   04-2789167
-----------------------------------------      ---------------------------------
       (State of Incorporation)                (IRS Employer Identification No.)

34929 Curtis Boulevard   Eastlake, Ohio                     44095
----------------------------------------      ----------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

       Registrant's Telephone Number, Including Area Code: (440) 953-5170

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class

                     Common Stock, par value $.01 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

On December 22, 1999 the registrant had 67,450,907 outstanding shares of common stock, par value $.01 per share.

                           ENCORE COMPUTER CORPORATION

                                      INDEX

PART I.           FINANCIAL INFORMATION
                                                                                             Page Number
Item 1. Financial Statements

         Condensed Consolidated Statement of Net Assets in Liquidation                           3
         Condensed Consolidated Statement of Changes in Net Assets in Liquidation                4
         Condensed Consolidated Statements of Operations                                         5
         Condensed Consolidated Statement of Cash Flows at June 30, 1998                         6
         Notes to Condensed Consolidated Financial Statements                                    7

Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                                 11

PART II.          OTHER INFORMATION

Item 1. Legal Proceedings                                                                        12

Item 6. Exhibits and Reports on Form 8-K                                                         12

Signatures                                                                                       13


PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                           ENCORE COMPUTER CORPORATION

          CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                        (In thousands, Except Share Data)

                                                         JUNE 27,        DECEMBER 31,
                                                           1999              1998
                                                       ------------      ------------
                                                       (UNAUDITED)
ASSETS
         Cash and cash equivalents                     $     10,863      $      9,290
         Restricted cash                                         --             1,298
         Due from Gores                                       2,758             6,753
         Prepaid expenses and other current assets               --                12
                                                       ------------      ------------
                  Total assets                         $     13,621      $     16,753
                                                       ============      ============
LIABILITIES AND NET ASSETS IN LIQUIDATION
         Accounts payable and accrued liabilities      $      6,657      $     10,049
         Due to Gould Electronics                             9,692             9,692
                                                       ------------      ------------
                  Total current liabilities                  16,349            19,745

Net assets in liquidation                                    (2,728)           (2,988)
                                                       ------------      ------------
                  Total liabilities and net assets
                     in liquidation                    $     13,621      $     15,753
                                                       ============      ============
Number of Preferred Shares outstanding                      432,114           432,114
                                                       ============      ============
Number of Common Shares outstanding                      67,450,907        67,450,907
                                                       ============      ============
Net assets in liquidation per Preferred Share          $      (0.01)     $      (0.01)
                                                       ============      ============
Net assets in liquidation per Common Share             $       0.00      $       0.00
                                                       ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ENCORE COMPUTER CORPORATION

            CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                           IN LIQUIDATION (Unaudited)

                                 (In thousands)

                                                               SIX MONTHS ENDED
                                                                 JUNE 27, 1999
                                                               ----------------
Net assets in liquidation at December 31, 1998                     $(2,988)

         Interest income                                               260

Net assets in liquidation at June 30, 1999                         $(2,728)
                                                                   ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ENCORE COMPUTER CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                        (In thousands, Except Share Data)

                                               THREE MONTHS     SIX MONTHS
                                                   ENDED           ENDED
                                               JUNE 28, 1998   JUNE 28, 1998
                                               -------------   -------------
Net sales:
         Equipment                               $  1,526        $  3,369
         Service                                    3,055           6,234
                                                 --------        --------
                  Total                             4,661           9,603
                                                 --------        --------
Costs and expenses:
         Cost of equipment sales                    1,109           1,699
         Cost of service sales                      2,130           4,102
         Research and development                     296             712
         Sales, general and administrative          2,452           4,104
         Termination charge                           826           1,570
                                                 --------        --------
                  Total                             6,813          12,187
                                                 --------        --------

Operating loss                                     (1,932)         (2,584)

         Interest expense                              (9)            (21)
         Interest income                              246             472
         Other expense, net                            19            (305)
         Gain on Sun transaction                   25,308          25,308
                                                 --------        --------
Income before income taxes                         23,632          22,870

Credit for income taxes                              (112)           (108)
                                                 --------        --------
Net income                                       $ 23,744        $ 22,978
                                                 ========        ========
Net loss per common share:

Net loss attributable to common shareholders     $ 23,744        $ 22,978
                                                 ========        ========
Basic and diluted loss per common share          $   0.35        $   0.34
                                                 ========        ========
Weighted average shares of common stock            67,449          67,450
                                                 ========        ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Company has adopted the liquidation basis of accounting as of December 31, 1998 and for all periods subsequent to December 31, 1998. Therefore, no statements of operations for periods subsequent to December 31, 1998 are presented.

                           ENCORE COMPUTER CORPORATION

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                SIX MONTHS ENDED
                                                                  JUNE 28, 1998
                                                                ----------------
Cash flows from operating activities:
         Net income                                                 $ 22,978
         Adjustments to reconcile net loss to net cash
            used in operating activities:
                  Gain on Sun transaction                            (25,308)
                  Depreciation and amortization                          586
                  Termination charge                                   1,570

         Net changes in operating assets and liabilities:
                  Accounts receivable                                   (298)
                  Inventories                                           (461)
                  Prepaid expenses and other current assets              (19)
                  Other assets                                           298
                  Accounts payable and accrued liabilities           (10,027)
                                                                    --------
                           Net cash used in operating activities     (10,681)
                                                                    --------
Cash flows from investing activities:
         Proceeds from Sun transaction                                25,308
         Additions to property and equipment                            (194)
                                                                    --------
                  Net cash provided by investing activities           25,114
                                                                    --------
Cash flows from financing activities:
         Net advances under revolving loan agreement                    (287)
         Payment of Due to Gould                                     (25,308)
                                                                    --------
                  Net cash used in financing activities              (25,595)
                                                                    --------
Decrease in cash and cash equivalents                                (11,162)
Decrease in restricted cash                                           12,812
                                                                    --------
                                                                       1,650
Cash and cash equivalents, beginning                                  14,544
                                                                    --------
Cash and cash equivalents, ending                                   $ 16,194
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

The Board of Directors terminated the employment of the Company's President on September 30, 1998 and the employment of the Company's Chief Executive Officer on November 24, 1998 in view of the fact that the Company no longer had any active business. The Company's staff was reduced to its General Counsel (who took the position of President), its Chief Financial Officer, its Vice President of Human Resources (who continued to be involved in employee compensation matters arising out of the sales of the storage products and the real-time computer systems businesses) and a few clerical and administrative employees. The Company also moved its offices to a substantially smaller space, which it occupied under a short-term lease. Those offices were closed June 30, 1999 and all employees were terminated. Certain Gould Electronics Inc. executives were elected to serve without pay as President and Treasurer of the Company, and the Company's further activities are conducted in space provided by Gould in Eastlake, Ohio. Management expects that liquidation of the Company will occur. As a result, the Company has adopted the liquidation basis of accounting as of December 31, 1998 and for all periods subsequent to December 31, 1998.

Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated amounts.

The valuation of assets and liabilities necessarily requires many estimates and assumptions, and there are substantial uncertainties in liquidating the Company. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates based on present facts and circumstances, the estimated realizable values of assets, and estimated liabilities and estimated costs associated with carrying out the liquidation of the Company. The actual values and costs could be higher or lower than the amounts recorded as of June 27, 1999.

The assets of the Company available for distribution to shareholders on liquidation of Encore would be (i) the Company's assets, less its liabilities, at June 27, 1999, plus or minus (ii) any sum by which the amount received from Gores is less than the full amount of the receivable reflected on the Company's June 27, 1999 balance sheet, (iii) any amount by which severance and other costs related to the sale of the Company's businesses are less or greater than the accruals for them on the June 27, 1999 balance sheet, plus or minus (iv) any amount by which the costs of liquidation and costs related to contingent liabilities, including pending litigation, are less or greater than the reserves reflected on the June 27, 1999 balance sheet, minus (v) expenses incurred after June 27, 1999 which have not been contemplated in the accruals. The amount, if any, of the assets available for distribution to common shareholders upon liquidation of Encore may depend on whether Encore repurchases the convertible preferred stock held by Gould.

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

In connection with the sale of Encore's storage products business to Sun, Gould also entered into an agreement with Sun under which Gould guaranteed most of Encore's obligations under the Asset Purchase Agreement between Encore and Sun, agreed to provide whatever funds were necessary to ensure that Encore would not become insolvent within one year after the closing of the transaction with Sun, and indemnified Sun against any losses Sun might incur if the sale of Encore's storage products business to Sun was challenged in an insolvency proceeding relating to Encore commenced within two years after the closing.

Restricted cash was held in an escrow account pursuant to an escrow agreement dated November 24, 1997 between the Company and Sun. The escrow agreement was established to ensure that certain of the Company's liabilities at the closing date of the Sun transaction, would be paid when due. As the Company paid these liabilities, escrow funds were released to the Company. By June 27, 1999, all the restricted funds had been released by Sun to the Company.

Because Sun withheld $9,692,000 of the payment due on July 1, 1998, Encore remained obligated to Gould in that amount and had to either pay that amount to Gould out of its own funds by July 31, 1998 or issue to Gould the overdue dividend shares of convertible preferred stock, which had a liquidation preference of $42,678,400. However, in order to give Encore more time to attempt to resolve Sun's claims, Gould agreed that if Encore issued those dividend shares to it, Gould would give Encore the option to repurchase the dividend shares on or before July 31, 1999 for an amount equal to the balance of the $9,692,000 which remained unpaid plus interest at 8.5% per annum from August 1, 1998. At June 27, 1999, the amount Encore would have had to pay to repurchase the dividend shares would have been the full $9,692,000 plus interest of approximately $800,000. On July 31, 1999, Gould extended Encore's option to repurchase the dividend shares to October 30, 1999; Gould subsequently extended Encore's option to December 15, 1999.

Sun and Encore entered a Settlement Agreement and Mutual Release pursuant to which Sun paid Gould an additional $2,500,000 on July 16, 1999 and released these claims. Therefore, the amount Encore would have to pay Gould to repurchase the dividend shares is $7,192,000 plus interest of approximately $800,000.

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

The sale of the real-time computer systems business to Gores was approved by the Company's stockholders on September 11, 1998, and the transaction was completed on January 6, 1999. At the closing of the sale, the Company received $2,750,000 (with the additional $250,000 set off against the purchase price to resolve an alleged breach of indemnity claim) and the parties agreed to resolve shortly after the closing disputed items relating to the sale, including the amounts due to Encore under the management agreement and the line of credit, and certain other indemnity claims by Gores. As of December 21, 1999, these items had not yet been fully resolved.

D.       Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

                                       JUNE 27,    DECEMBER 31,
                                         1999         1998
                                       --------    ------------
Accounts payable                       $   327       $   323
Accrued salaries and benefits               --           299
Accrued restructuring costs              3,612         3,612
Accrued liquidation costs                1,651         4,609
Accrued interest-related parties           823           823
Other accrued expenses                     244           383
                                       -------       -------
                                       $ 6,657       $10,049
                                       =======       =======

During the six months ended June 27, 1999, the Company paid $3,392,000 of previously accrued expenses.

E.       Legal Proceedings

Shortly before the Sun transaction was closed, shareholders of the Company brought a lawsuit in the Delaware Chancery Court against Gould and the Company's then directors, C. David Ferguson, Robert Fedor, Rowland Thomas and Kenneth Fisher. Three similar shareholder suits were also filed and all four suits have been consolidated as Civil Action #16044, In Re Encore Computer Corporation Shareholders Litigation. The shareholders have filed an amended complaint adding directors Michael Veysey and Thomas Rich as defendants and eliminating the Company as other than a nominal defendant. The suit is currently in the discovery stage. The Company does not believe the shareholder suit will have a significant financial impact on the Company.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

The Company's financial statements are presented on a liquidation basis. See Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10K for the year ended December 31, 1998.

The assets of the Company available for distribution to shareholders on liquidation of Encore would be (i) the Company's assets, less its liabilities, at June 27, 1999, plus or minus (ii) any sum by which the amount received from Gores is less than the full amount of the receivable reflected on the Company's June 27, 1999 balance sheet, (iii) any amount by which severance and other costs related to the sale of the Company's businesses are less or greater than the accruals for them on the June 27, 1999 balance sheet, plus or minus (iv) any amounts by which the costs of liquidation and costs related to contingent liabilities, including pending litigation, are less or greater than the reserves reflected on the June 27, 1999 balance sheet, minus (v) expenses incurred after June 27, 1999 which have not been contemplated in the accruals. The amount, if any, of the assets available for distribution to common shareholders upon liquidation of Encore may depend on whether Encore repurchases the convertible preferred stock held by Gould.

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings

No legal proceedings were filed against the Company, and there were no material developments in any pending legal proceedings, during the quarter ended June 27, 1999.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits required by Item 601 of Regulation S-K
                  Exhibit No. 27 - Financial Data Schedule.  See page 14.

         (b)      Reports on Form 8-K
                  No reports on Form 8-K were filed by the Company during the quarter ended June 27, 1999.

                           ENCORE COMPUTER CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Encore Computer Corporation

Date:    December 22, 1999

/s/ Michael C. Veysey                    /s/ Thomas N. Rich
-----------------------------------      ---------------------------------------
Michael C. Veysey                        Thomas N. Rich
President                                Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                          DESCRIPTION
-------                          -----------
  27                             Financial Data Schedule