Form 10-Q
period 1999-09-26
ENCORE COMPUTER CORP /DE/
filed 2000-05-15
CIK 764037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

   X              Quarterly Report Pursuant to Section 13 or 15(d) of
------            The Securities Exchange Act of 1934

                  For the Quarterly Period Ended September 26, 1999

                                       OR

------ Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                  For the Transition Period from _________ to _________

                         Commission File Number: 0-13576

                           ENCORE COMPUTER CORPORATION
                           ---------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                 04-2789167
-----------------------------         ----------------------------------------
  (State of Incorporation)               (IRS Employer Identification No.)

  34929 Curtis Boulevard   Eastlake, Ohio             44095
-------------------------------------------      -----------------
 (Address of Principal Executive Offices)           (Zip Code)

       Registrant's Telephone Number, Including Area Code: (440) 953-5170

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class

                     Common Stock, par value $.01 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes______ No __X__

On May 4, 2000 the registrant had 80,746,722 outstanding shares of common stock, par value $.01 per share.

                           ENCORE COMPUTER CORPORATION



                                      INDEX


                                                                                                     Page Number


PART I.           FINANCIAL INFORMATION

Item 1. Financial Statements

         Condensed Consolidated Statement of Net Assets in Liquidation                                    3
         Condensed Consolidated Statement of Changes in Net Assets in Liquidation                         4
         Condensed Consolidated Statements of Operations                                                  5
         Condensed Consolidated Statement of Cash Flows at September 27, 1998                             6
         Notes to Condensed Consolidated Financial Statements                                             7

Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                                          11


PART II.          OTHER INFORMATION

Item 1. Legal Proceedings                                                                                12

Item 6. Exhibits and Reports on Form 8-K                                                                 12

Signatures                                                                                               13

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                           ENCORE COMPUTER CORPORATION

          CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                        (In thousands, Except Share Data)


                                                       September 26,      December 31,
                                                           1999               1998
                                                        -----------       ------------
                                                        (Unaudited)

ASSETS

         Cash and cash equivalents                      $     10,917      $      9,290
         Restricted cash                                          --             1,298
         Due from Gores                                        2,935             6,753
         Prepaid expenses and other current assets                --                12
                                                        ------------      ------------
                  Total assets                          $     13,852      $     16,753
                                                        ============      ============


LIABILITIES AND NET ASSETS IN LIQUIDATION
         Accounts payable and accrued liabilities       $      6,000      $     10,049
         Due to Gould Electronics                              7,192             9,692
                                                        ------------      ------------
                  Total current liabilities                   13,192            19,745

Net assets in liquidation                                        660            (2,988)
                                                        ------------      ------------

                  Total liabilities and net assets
                     in liquidation                     $     13,852      $     15,753
                                                        ============      ============


Number of Preferred Shares outstanding                       432,114           432,114
                                                        ============      ============

Number of Common Shares outstanding                       67,450,907        67,450,907
                                                        ============      ============

Net assets in liquidation per Preferred Share           $       1.53      $      (0.01)
                                                        ============      ============

Net assets in liquidation per Common Share              $       0.00      $       0.00
                                                        ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ENCORE COMPUTER CORPORATION

            CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                           IN LIQUIDATION (Unaudited)

                                 (In thousands)



                                                             Nine Months Ended
                                                            September 26, 1999
                                                            ------------------
Net assets in liquidation at December 31, 1998                    $(2,988)

         Adjustment of net assets in liquidation:
                  Settlement with Sun                               2,500
                  Other adjustments of estimated amounts              773

         Interest income                                              375
                                                                   ------

Net assets in liquidation at September 26, 1999                    $  660
                                                                   ======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ENCORE COMPUTER CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                        (In thousands, Except Share Data)

                                                                  Three Months               Nine Months
                                                                      Ended                     Ended
                                                               September 27, 1998         September 27, 1998
                                                              -------------------         ------------------
Net sales:
         Equipment                                                   $  2,321                $  5,690
         Service                                                        2,652                   8,886
                                                                     --------                --------
                  Total                                                 4,973                  14,576
                                                                     --------                --------

Costs and expenses:
         Cost of equipment sales                                        1,998                   3,697
         Cost of service sales                                          1,859                   5,961
         Research and development                                         257                     969
         Sales, general and administrative                              2,453                   6,557
         Termination charge                                                 0                   1,570
                                                                     --------                --------
                  Total                                                 6,567                  18,754
                                                                     --------                --------

Operating loss                                                         (1,594)                 (4,178)
         Interest expense, principally related parties                   (133)                   (154)
         Interest income                                                  203                     675
         Other (expense)/income, net                                      394                      89
         Gain on Sun transaction                                            0                  25,308
                                                                     --------                --------
Income (loss) before income taxes                                      (1,130)                 21,740

Provision for income taxes                                                596                     488
                                                                     --------                --------

Net income (loss)                                                    $ (1,726)               $ 21,252
                                                                     ========                ========

Net income (loss) per common share:

Net income (loss) attributable to common shareholders                $ (1,726)               $ 21,252
                                                                     ========                ========

Basic and diluted income (loss) per common share                     $   (.03)               $   0.32
                                                                     ========                ========

Weighted average shares of common stock                                67,451                  67,449
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

                           ENCORE COMPUTER CORPORATION

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                          Nine Months Ended
                                                                          September 27, 1998
                                                                          ------------------
Cash flows from operating activities:
         Net income (loss)                                                    $ 21,252
         Adjustments to arrive at  net cash used in operating activities:
                  Gain on Sun transaction                                      (25,308)
                  Depreciation and amortization                                    744
                  Inventory obsolescence and writedown to lower
                     cost or market                                                  0
                  Bad debt provision                                               467
                  Termination charge                                             1,570

         Net changes in operating assets and liabilities:
                  Accounts receivable                                           (1,229)
                  Inventories                                                     (577)
                  Prepaid expenses and other current assets                          1
                  Other assets                                                     288
                  Accounts payable and accrued liabilities                     (10,643)
                  Other liabilities                                                  0
                                                                              --------
                           Net cash used in operating activities               (13,435)
                                                                              --------
Cash flows from investing activities:
         Proceeds from Sun Transaction                                          25,308
         Additions to property and equipment                                      (201)
                                                                              --------
                  Net cash provided by (used) in investing activities           25,107
                                                                              --------
Cash flows from financing activities:
         Net borrowings under revolving loan agreements                              0
         Net advances under revolving loan agreements                             (466)
         Principal payments of long term debt                                        0
         Issuance of common stock                                                    0
         Payment of Due to Gould                                               (25,308)
                                                                              --------
                  Net cash (used in) provided by  financing activities         (25,774)

(Decrease) increase in cash and cash equivalents                               (14,102)
Decrease in restricted cash                                                     12,798
                                                                              --------
                                                                                (1,304)

Cash and cash equivalents, beginning                                            14,544
                                                                              --------
Cash and cash equivalents, ending                                             $ 13,240
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

The valuation of assets and liabilities necessarily requires many estimates and assumptions, and there are substantial uncertainties in liquidating the Company. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates based on present facts and circumstances, the estimated realizable values of assets, and estimated liabilities and estimated costs associated with carrying out the liquidation of the Company. The actual values and costs could be higher or lower than the amounts recorded as of September 26, 1999.

The assets of the Company available for distribution to shareholders on liquidation of Encore would be (i) the Company's assets, less its liabilities, at September 26, 1999, plus or minus (ii) any sum by which the amount received from Gores is less than the full amount of the receivable reflected on the Company's September 26, 1999 balance sheet, plus or minus (iii) any amount by which severance and other costs related to the sale of the Company's businesses are less or greater than the accruals for them on the September 26, 1999 balance sheet, plus or minus (iv) any amount by which the costs of liquidation and costs related to contingent liabilities, including pending litigation, are less or greater than the reserves reflected on the September 26, 1999 balance sheet, minus (v) expenses incurred after September 26, 1999 which have not been contemplated in the accruals. The amount, if any, of the assets available for distribution to common shareholders upon liquidation of Encore may depend on whether Encore repurchases the convertible preferred stock held by Gould or such preferred stock is otherwise eliminated. Subsequent to September 26, 1999, Gould converted such preferred stock into 13,295,815 shares of common stock.

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

Because Sun withheld $9,692,000 of the payment due on July 1, 1998, Encore remained obligated to Gould in that amount and had to either pay that amount to Gould out of its own funds by July 31, 1998 or issue to Gould the overdue dividend shares of convertible preferred stock, which had a liquidation preference of $42,678,400. However, in order to give Encore more time to attempt to resolve Sun's claims, Gould agreed that if Encore issued those dividend shares to it, Gould would give Encore the option to repurchase the dividend shares on or before July 31, 1999 for an amount equal to the balance of the $9,692,000 which remained unpaid plus interest at 8.5% per annum from August 1, 1998. Encore then issued the dividend shares to Gould. At September 26, 1999, the amount Encore would have had to pay to repurchase the dividend shares would have been the full $9,692,000 plus interest of approximately $800,000. On July 31, 1999, Gould extended Encore's option to repurchase the dividend shares to October 30, 1999; Gould subsequently extended Encore's option to December 15, 1999, when it expired.

Sun and Encore entered a Settlement Agreement and Mutual Release pursuant to which Sun paid Gould an additional $2,500,000 on July 16, 1999 and released these claims. Therefore, the amount Encore would have to pay Gould to repurchase the dividend shares is $7,192,000 plus interest of approximately $800,000.

On December 30, 1999, the Company paid $7,192,000 to Gould to settle its obligation for the amounts withheld by Sun and Gould, among other things, agreed to convert the dividend shares into common stock.

C.       Sale to Gores Technology

On June 4, 1998, the Company and Gores entered into a definitive agreement for the Company to sell its real-time business to Gores Technology Group for $3 million in cash.

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

The sale of the real-time computer systems business to Gores was approved by the Company's stockholders on September 11, 1998, and the transaction was completed on January 6, 1999. At the closing of the sale, the Company received $2,750,000 (with the additional $250,000 set off against the purchase price to resolve an alleged breach of indemnity claim) and the parties agreed to resolve shortly after the closing disputed items relating to the sale, including the amounts due to Encore under the management agreement and the line of credit, and certain other indemnity claims by Gores. As of May 4, 2000, these items had not yet been fully resolved.

D.       Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

                                                    September 26,  December 31,
                                                         1999        1998
                                                       -------     -------

      Accounts payable                                 $   -0-     $   323
      Accrued salaries and benefits                        -0-         299
      Accrued restructuring costs                        4,660       3,612
      Accrued liquidation costs                            600       4,609
      Accrued interest-related parties                     -0-         823
      Other accrued expenses                               740         383
                                                       -------     -------
                                                       $ 6,000     $10,049
                                                       =======     =======

E.       Legal Proceedings

Shortly before the Sun transaction was closed, shareholders of the Company brought a lawsuit in the Delaware Chancery Court against Gould and the Company's then directors, C. David Ferguson, Robert Fedor, Rowland Thomas and Kenneth Fisher. Three similar shareholder suits were also filed and all four suits have been consolidated as Civil Action #16044, In Re Encore Computer Corporation Shareholders Litigation. The shareholders have filed an amended complaint adding directors Michael Veysey and Thomas Rich as defendants and eliminating the Company as other than a nominal defendant. The defendants have moved for summary judgement and that motion has been argued, but at May 4, 2000 had not yet been decided. Although the Company is not a party to the litigation, the Company has indemnified its officers and directors against liability for matters such as those which are the subject of the litigation. Nonetheless, the Company does not believe the shareholder suit will have a significant financial impact on the Company.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

The Company's financial statements are presented on a liquidation basis. See Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10K for the year ended December 31, 1998.

The assets of the Company available for distribution to shareholders on liquidation of Encore would be (i) the Company's assets, less its liabilities, at September 26, 1999, plus or minus (ii) any sum by which the amount received from Gores is less than the full amount of the receivable reflected on the Company's September 26, 1999 balance sheet, plus or minus (iii) any amount by which severance and other costs related to the sale of the Company's businesses are less or greater than the accruals for them on the September 26, 1999 balance sheet, plus or minus (iv) any amount by which the costs of liquidation and costs related to contingent liabilities, including pending litigation, are less or greater than the reserves reflected on the September 26, 1999 balance sheet, minus (v) expenses incurred after September 26, 1999 which have not been contemplated in the accruals. The amount, if any, of the assets available for distribution to common shareholders upon liquidation of Encore may depend on whether Encore repurchases the convertible preferred stock held by Gould or such preferred stock is otherwise eliminated. Subsequent to September 26, 1999, Gould converted such preferred stock into 13,295,815 shares of common stock.

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings

No legal proceedings were filed against the Company, and there were no material developments in any pending legal proceedings, during the quarter ended September 26, 1999.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits required by Item 601 of Regulation S-K
                  Exhibit No. 27 - Financial Data Schedule.  See page 14.

         (b)      Reports on Form 8-K
                  No reports on Form 8-K were filed by the Company during the quarter ended September 26, 1999.

                           ENCORE COMPUTER CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Encore Computer Corporation

Date:    March 17, 2000




/s/ Michael C. Veysey                              /s/ Thomas N. Rich
-------------------------                          ---------------------------
Michael C. Veysey                                  Thomas N. Rich
President                                          Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT          DESCRIPTION
-------          -----------

  27             Financial Data Schedule