Form 10-Q/A
period 1999-09-29
ENCORE COMPUTER CORP /DE/
filed 2000-12-07
CIK 764037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

   X              Quarterly Report Pursuant to Section 13 or 15(d) of
------            The Securities Exchange Act of 1934

                  For the Quarterly Period Ended September26, 1999

                                       OR

------ Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                  For the Transition Period from _________ to _________

                         Commission File Number: 0-13576

                           ENCORE COMPUTER CORPORATION
                           ---------------------------
             (Exact Name of Registrant as Specified in its Charter)

                     Delaware                            04-2789167
--------------------------------------------------------------------------------
             (State of Incorporation)          (IRS Employer Identification No.)

    34929 Curtis Boulevard   Eastlake, Ohio                              44095
--------------------------------------------------------------------------------
   (Address of Principal Executive Offices)                           (Zip Code)

       Registrant's Telephone Number, Including Area Code: (440) 953-5170

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class

                     Common Stock, par value $.01 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes____ No __X__

On May 4, 2000 the registrant had 80,746,722 outstanding shares of common stock, par value $.01 per share.

This Amendment No. 1 has been filed by the Company for the purpose of amending the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1999 to amend information included in Part I of Form 10-Q.

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

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  The fourth sentence of the sixth paragraph of Note B is deleted in its entirety and Item 1 is restated in its entirety as follows:

                           ENCORE COMPUTER CORPORATION

          CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                        (In thousands, Except Share Data)

                                                   September 26,   December 31,
                                                        1999           1998
                                                   -------------   ------------
                                                    (Unaudited)
ASSETS
         Cash and cash equivalents                  $     10,917  $      9,290
         Restricted cash                                      --         1,298
         Due from Gores                                    2,935         6,753
         Prepaid expenses and other current assets            --            12
                                                    ------------  ------------
                  Total assets                      $     13,852  $     16,753
                                                    ============  ============


LIABILITIES AND NET ASSETS IN LIQUIDATION
         Accounts payable and accrued liabilities   $      6,000  $     10,049
         Due to Gould Electronics                          7,192         9,692
                                                    ------------  ------------
                  Total current liabilities               13,192        19,745

Net assets in liquidation                                    660        (2,988)
                                                    ------------  ------------

                  Total liabilities and net assets
                     in liquidation                 $     13,852  $     15,753
                                                    ============  ============


Number of Preferred Shares outstanding                   432,114       432,114
                                                    ============  ============

Number of Common Shares outstanding                   67,450,907    67,450,907
                                                    ============  ============

Net assets in liquidation per Preferred Share       $       1.53  $      (0.01)
                                                    ============  ============

Net assets in liquidation per Common Share          $       0.00  $       0.00
                                                    ============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ENCORE COMPUTER CORPORATION

            CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                           IN LIQUIDATION (Unaudited)

                                 (In thousands)




                                                            Nine Months Ended
                                                            September 26, 1999
                                                            ------------------
Net assets in liquidation at December 31, 1998                   $(2,988)

         Adjustment of net assets in liquidation:
                  Settlement with Sun                               2,500
                  Other adjustments of estimated amounts              773

         Interest income                                              375
                                                                 --------

Net assets in liquidation at September 26, 1999                  $    660
                                                                 ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ENCORE COMPUTER CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                        (In thousands, Except Share Data)

                                                             Three Months           Nine Months
                                                                Ended                  Ended
                                                          September 27, 1998   September 27, 1998
                                                          ------------------   ------------------
Net sales:
         Equipment                                              $  2,321           $  5,690
         Service                                                   2,652              8,886
                                                                --------           --------
                  Total                                            4,973             14,576
                                                                --------           --------

Costs and expenses:
         Cost of equipment sales                                   1,998              3,697
         Cost of service sales                                     1,859              5,961
         Research and development                                    257                969
         Sales, general and administrative                         2,453              6,557
         Termination charge                                            0              1,570
                                                                --------           --------
                  Total                                            6,567             18,754
                                                                --------           --------

Operating loss                                                    (1,594)            (4,178)
         Interest expense, principally related parties              (133)              (154)
         Interest income                                             203                675
         Other (expense)/income, net                                 394                 89
         Gain on Sun transaction                                       0             25,308
                                                                --------           --------
Income (loss) before income taxes                                 (1,130)            21,740

Provision for income taxes                                           596                488
                                                                --------           --------

Net income (loss)                                               $ (1,726)          $ 21,252
                                                                ========           ========

Net income (loss) per common share:

Net income (loss) attributable to common shareholders           $ (1,726)          $ 21,252
                                                                ========           ========

Basic and diluted income (loss) per common share                $   (.03)          $   0.32
                                                                ========           ========

Weighted average shares of common stock                           67,451             67,449
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

D.       Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

                                               September 26,     December 31,
                                                   1999             1998
                                                 --------         --------

         Accounts payable                       $  -0-             $   323
         Accrued salaries and benefits             -0-                 299
         Accrued restructuring costs              4,660              3,612
         Accrued liquidation costs                  600              4,609
         Accrued interest-related parties          -0-                 823
         Other accrued expenses                     740                383
                                                -------            -------
                                                $ 6,000            $10,049
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

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits required by Item 601 of Regulation S-K
                  Exhibit No. 27 - Financial Data Schedule.  See page 15.

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

Encore Computer Corporation

Date: June 9, 2000


/s/ Michael C. Veysey                                /s/ Thomas N. Rich
--------------------------                           ---------------------------
Michael C. Veysey                                    Thomas N. Rich
President                                            Chief Financial Officer

                                 Exhibit Index


Ex #                         Financial Data Schedule

 27         Financial Data Schedule