Form 10-K
period 1999-12-31
ENCORE COMPUTER CORP /DE/
filed 2001-02-23
CIK 764037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10K

(MARK ONE)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the Fiscal Year Ended December 31, 1999

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

                           Commission File No. 0-13576

                           ENCORE COMPUTER CORPORATION
             (Exact name of registrant as specified in its charter)

                 Delaware                                  04-2789167
----------------------------------------------    ------------------------------
         (State of Incorporation)                   (I.R.S. EMPLOYER I.D. NO.)

          34929 Curtis Boulevard
               Eastlake, Ohio                                44095
----------------------------------------------    ------------------------------
   (Address of Principal Executive Offices)                (Zip Code)

Telephone: (440) 953-5170

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

Aggregate market value, as of December 21, 2000 of Common Stock held by non-affiliates of the registrant: $182,443.

The number of shares outstanding of the registrant's only class of Common Stock as of December 21, 2000 was 80,746,722.

                                                       PART OF DOCUMENT
DOCUMENTS INCORPORATED BY REFERENCE:                 IN WHICH INCORPORATED
                                               ---------------------------------

A list of all exhibits to this Form 10-K is on Page 48.

PART I

Item 1 Business

Until November 1997, Encore Computer Corporation ("Encore" or the "Company") was engaged in manufacturing, distributing and supporting (i) scalable real-time computer systems and (ii) data storage products for very large computer systems. In November 1997 the Company sold its storage products business and in January 1999 the Company completed the sale of its real time computer systems business effective December 31, 1998. Since January 1999, the Company's only assets have been cash claims and receivables relating to the sales of its storage products and real-time computer systems businesses.

In 1989, Encore acquired the assets and assumed the liabilities of the Gould Electronics Inc.'s ("Gould") Computer Systems Division, which was significantly larger than Encore. Since 1989, Gould (which is a wholly owned subsidiary of Japan Energy Corporation) had been the principal source of the Company's financing. From 1989 through November 1997, the Company borrowed a total of $418 million from Gould and its affiliates. Encore had invested most of this in research and development. However, despite its efforts, Encore was unable to penetrate the marketplace for storage products and sales of its real-time computer systems declined significantly. By mid-1997 Gould had made it clear that it would not provide further financing to Encore, other than working capital to keep the storage products business operating for a short period until a pending sale could be completed.

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

Shortly before July 1, 1998, Sun asserted claims against Encore totaling $9,692,000. Because of that, on July 1, 1998, Sun paid only $25,308,000 of the $35,000,000 which was due on that date. On July 16, 1999, Sun and Encore entered a Settlement Agreement and Mutual Release pursuant to which Sun paid $2,500,000 to Gould (to which the balance of the receivable from Sun had been assigned) as a settlement for the receivable and Sun released these claims. In connection with the Settlement Agreement and Mutual Release, Sun did not release Gould's other indemnification obligations related to Encore's obligations and various indemnification clauses included in the Asset Purchase Agreement.

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

Because Sun withheld $9,692,000 of the payment due on July 1, 1998, Encore remained obligated to Gould in that amount and had to either pay that amount to Gould out of its own funds by July 31, 1998 or issue to Gould the over-due dividend shares of convertible preferred stock, which had a liquidation preference of $42,678,400. However, in order to give Encore more time to attempt to resolve Sun's claims, Gould agreed that if Encore issued those dividend shares to it, Gould would give Encore the option to repurchase the dividend shares on or before July 31, 1999 for an amount equal to the balance of the $9,692,000 which remained unpaid ($7,192,000 after the payment of $2,500,000 received on July 16, 1999) plus interest at 8.5% per annum from August 1, 1998. Encore then issued the dividend shares to Gould. On July 31, 1999, Gould extended Encore's option to repurchase the dividend shares to October 30, 1999; Gould subsequently extended Encore's option to December 15, 1999, when it expired.

On December 30, 1999, Encore paid Gould the $7,192,000 balance due as a result of the redemption of convertible preferred stock from Gould, and Gould, among other things, agreed (i) to convert the dividend shares into common stock and
(ii) that if Encore were liquidated before November 24, 2000, Gould would waive any right it had as a holder of Encore's common stock with regard to the first $30 million of liquidating distributions made to Encore's common stockholders. Additionally, Gould agreed to indemnify Encore for obligations it may incur to indemnify its current and future directors to extent of the repayment of the $7,192,000 obligation. On January 20, 2000, Gould converted its convertible preferred stock into 13,295,815 shares of common stock.

Sale of the Real-Time Business

On June 4, 1998, the Company and Gores Technology Group ("Gores") entered into a definitive agreement for the Company to sell its real-time business to Gores for $3 million in cash.

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

The sale of the real-time computer systems business to Gores was approved by the Company's stockholders on September 11, 1998, and the transaction was completed on January 6, 1999. At the closing of the sale, the Company received $2,750,000 (with the additional $250,000 set off against the purchase price to resolve an alleged breach of indemnity claim) and the parties agreed to resolve shortly after the closing disputed items relating to the sale, including the amounts due to Encore under the management agreement and the line of credit, and certain other indemnity claims by Gores. On August 10, 2000, the Company reached an agreement in principle to resolve these items. In connection with the agreement, Encore and Gores agreed to reduce the principal balance of the receivable by (1) $96,000 relating to an uncollectible note receivable purchased by Gores in the acquisition of the real-time business and (2) $150,000 for expenses incurred in the negotiation of this settlement. As a result, the receivable balance due to Encore was $2,979,000.

In order to reduce this balance, Gores agreed to make payments on Encore's behalf relating to the closing of certain foreign offices. Such payments included lease termination fees and payment of taxes. During fiscal 1999, Gores paid $35,000 relating to the termination of Encore's Belgium office lease. Subsequent to December 31, 1999, Gores paid approximately $1,845,000 relating to lease termination costs and a tax settlement. After these payments, the receivable balance amounted to $1,098,000. Gores agreed to make cash payments to Encore for the remainder of the balance. In August and October, 2000, Encore received payments of $250,000 toward the receivable balance, resulting in a receivable balance of $598,000. Management believes that this receivable is fully collectible.

It had been contemplated that after the real-time computer systems business was sold to Gores, Encore would be liquidated. However, because of a provision of the agreements relating to Encore's sale of its storage products business to Sun, Encore's stockholders could not vote on the liquidation of Encore at the meeting on September 11, 1998 at which they approved the sale of the real-time computer systems business. The Company's Board of Directors expects to reconsider when the Company should be liquidated when various disputed items are determined, including whether the Company will have any indemnification obligations with regard to a pending lawsuit by stockholders of the Company with regard to the Sun transaction and related redemption of convertible preferred stock from Gould (which was tentatively settled in late 2000).

The Board of Directors terminated the employment of the Company's President on September 30, 1998 and the employment of the Company's Chief Executive Officer on November 24, 1998, in view of the fact that the Company no longer had any active business. The Company's staff was reduced to its General Counsel (who took the position of President), its Chief Financial Officer, its Vice President of Human Resources (who continued to be involved in employee compensation matters arising out of the sales of the storage products and the real-time computer systems businesses) and a few clerical and administrative employees. The Company also moved its offices to substantially smaller space, which it occupied under a short-term lease. Those offices were closed on or about June 30, 1999, and the remaining employees terminated. The Company's further activities are conducted in space provided by Gould in Eastlake, Ohio.

The assets of the Company available for distribution to shareholders on liquidation of Encore would be (i) the Company's assets, less its liabilities, at December 31, 1999, plus or minus (ii) any sum by which the amount received from Gores is greater or less than the carrying value on the Company's December 31, 1999 balance sheet, plus or minus (iii) any amounts by which the costs of liquidation and costs related to contingent liabilities, including pending litigation, are less or greater than the reserves reflected on the December 31, 1999 balance sheet, minus (iv) expenses incurred after December 31, 1999 which have not been contemplated in the accruals.

Item 2 Properties

The Company does not own any facilities. At December 31, 1999, the Company was in the process of terminating its leases on idle foreign offices.

On June 19, 2000, the Company terminated its lease at its idle London facility and has no further lease obligations for facilities.

Item 3 Legal Proceedings

Shortly before the Sun transaction was closed, shareholders of the Company brought a lawsuit in the Delaware Chancery Court against Gould and the Company's then directors, C. David Ferguson, Robert Fedor, Rowland Thomas and Kenneth Fisher. Three similar shareholder suits were also filed and all four suits have been consolidated as Civil Action #16044, In Re Encore Computer Corporation Shareholders Litigation. The shareholders filed an amended complaint adding directors Michael Veysey and Thomas Rich as defendants and eliminating the Company as a defendant. The defendants moved to dismiss the amended complaint and that motion was granted on June 16, 2000. Two of the Plaintiffs filed a notice of appeal to the Delaware Supreme Court. Although the Company is not a party to the litigation, the Company is obligated to indemnify its officers and directors against liability for matters such as those which are the subject of the litigation. Late in 2000, the plaintiffs tentatively agreed to settle the suit on a basis that would not require settlement payments by directors and officers that would be subject to indemnification by the company. Such settlement is subject to documentation and court approval.

Item 4 Submissions of Matters to a Vote of Security Holders

None

PART II

Item 5 Market for Registrant's Common Equity and Related Stockholder Matters The Company's common stock is traded on the OTC Bulletin Board under the symbol ENCC.

The high and low closing sale prices of Encore's common stock are shown for fiscal years 1999 and 1998 in the table below:

                        Fiscal 1999                         Fiscal 1998
              --------------------------------  -------------------------------
                  High            Low               High            Low
              --------------------------------  -------------------------------
1st Quarter               .05         .015625              .625          .1875
2nd Quarter               .04         .015625            .34375          .1875
3rd Quarter               .04         .015625           .203125        .015625
4th Quarter               .04             .01             .0625        .015625

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

BankBoston, N.A.
c/o Boston EquiServe, L.P.
P.O. Box 8040
Mail Stop 45-02-64
Boston, Massachusetts 02266-8040.

As of December 21, 2000, there were approximately 2,344 holders of record of the Company's common stock. The Company has never paid, and will not pay in the future, cash dividends on its common stock.

Item 6 Selected Financial Data

                                                For the year ended December 31,
(in thousands except                            -------------------------------
  per share data)                    1999       1998         1997         1996         1995
                                    ------    --------     --------     --------     --------
Net sales                              N/A    $ 20,435     $ 29,486     $ 47,627     $ 49,328
Operating loss                         N/A      (7,474)     (76,528)     (67,218)     (77,796)
Gain on Sun Transaction                N/A      25,308      119,890           --           --
Net income (loss)                      N/A      16,658       34,164      (70,732)     (81,354)
Changes in net assets
   in liquidation (2)               $5,022         N/A          N/A          N/A          N/A
Basic income (loss)
   per common share (1)                N/A        0.24         0.11        (2.61)       (2.88)
Weighted average shares of
   common stock outstanding (1)        N/A      67,451       40,568       36,810       34,923
Working capital                        N/A         N/A      (21,617)     (67,295)       5,490
Total assets                         7,034      16,753       37,451       69,256       72,537
Long term debt                          --          --           --          476       40,812
Shareholders' equity
  (capital deficiency)                 N/A         N/A      (19,646)     (34,010)       2,514
Net assets in liquidation (2)        2,034      (2,988)         N/A          N/A          N/A
Net assets in liquidation
   per common share (2)                  0           0          N/A          N/A          N/A

(1) During 1998, 1997, 1996, and 1995, preferred stock dividends amounted to $533,000, $29,579,900, $25,413,000, and $19,061,600, respectively. All preferred stock dividends were paid in additional shares of preferred stock or were accumulated.

(2) The Company ceased operating activities as of December 31, 1998. Additionally, management expects that liquidation of the Company will occur. As a result, the Company has adopted the liquidation basis of accounting as of December 31, 1998 and for all periods subsequent to December 31, 1998.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Liquidation

The Company conducted no business operations after December 31, 1998.

During fiscal 1997, Encore sold substantially all of its assets associated with its storage products business to Sun. During fiscal 1998, the Company sold its real-time computer systems business to Gores. After these transactions, management contemplated that the Company would be liquidated. However, because of a provision of the agreements relating to Encore's sale of its storage products business to Sun, Encore's stockholders could not vote on the liquidation of Encore at the meeting on September 11, 1998, at which they approved the sale of the real-time computer systems business. The Company's Board of Directors expects to reconsider when the Company should be liquidated when various disputed items are determined, including whether the Company will have any indemnification obligations with regard to a pending lawsuit by stockholders of the Company with regard to the Sun transaction and related redemption of convertible preferred stock from Gould.

The Board of Directors terminated the employment of the Company's President on September 30, 1998 and the employment of the Company's Chief Executive Officer on November 24, 1998 in view of the fact that the Company no longer had any active business. The Company's staff was reduced to its General Counsel who took the position of President, its Chief Financial Officer, its Vice President of Human Resources (who continued to be involved in employee compensation matters arising out of the sales of the storage products and the real-time computer systems businesses) and a few clerical and administrative employees. In fiscal 1999, all remaining employees were terminated. The Company also moved its offices to a substantially smaller space which it occupied under a short-term lease. Those offices were closed on or about June 30, 1999, and the Company's further activities are conducted in space provided by Gould in Eastlake, Ohio. Management expects that liquidation of the Company will occur. As a result, the Company adopted the liquidation basis of accounting as of December 31, 1998 and for all periods subsequent to December 31, 1998.

The assets of the Company available for distribution to shareholders on liquidation of Encore would be (i) the Company's assets, less its liabilities, at December 31, 1999, plus or minus (ii) any sum by which the amount received from Gores is greater or less than the carrying value on the Company's December 31, 1999 balance sheet, plus or minus (iii) any amounts by which the costs of liquidation and costs related to contingent liabilities, including pending litigation, are less or greater than the reserves reflected on the December 31, 1999 balance sheet, minus (iv) expenses incurred after December 31, 1999 which have not been contemplated in the accruals.

Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated amounts.

Comparison of 1999 and 1998

The Company ceased operations when the Gores transaction was entered into on December 31, 1998. Throughout 1999, the Company continued to settle liabilities. During fiscal 1999, previously established accruals for termination and wind down costs were adjusted based on revised estimates of the ultimate cost of such activities. Such revisions included reduction for overaccruals of taxes and the cost of closing foreign offices.

Comparison of 1998 and 1997

Net sales for 1998 were $20,435,000 compared to net sales for 1997 of $29,486,000, a decrease of $9,051,000 or 31%. 1998 equipment sales decreased 42% to $8,263,000 when compared to $14,163,000 in 1997. 1998 equipment sales were entirely derived from real-time products while 1997 equipment sales included $4,764,000 in storage product revenue. Therefore, 1998 real-time equipment sales decreased by $1,136,000 or 12% from $9,399,000 in 1997. The decrease in real-time equipment sales was primarily due to a lack of new product development and reliance by the Company on modifications to existing products nearing the end of their life-cycles. Real-time equipment sales as a percentage of total net sales were 40% in 1998. In 1997 real-time equipment sales were 38% of reported net sales less storage product equipment sales. International equipment sales decreased 64% to $1,933,000 in 1998. In 1997 international storage product sales were $440,000 while there were no international storage product sales in 1998.

Service revenues for 1998 were $12,172,000, a decrease of $3,151,000 or 21% from service revenues of $15,323,000 in 1997. Continued declining service revenues reflected the effect on the service business of: (i) the Company's prolonged decline in equipment sales, (ii) the price competitiveness of the marketplace and (iii) the completion of long running government programs and subsequent deinstallation of systems. Service revenues as a percentage of net sales for 1998 and 1997 were 60% and 52%, respectively. International and domestic real-time service sales were $7,102,000 and $5,070,000, respectively, for 1998, down 24% and 15%, respectively, from 1997 international real-time service sales of $9,357,000 and domestic real-time service sales of $5,966,000.

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

Total cost of sales decreased in 1998 to $12,738,000 from $37,332,000 in 1997. Cost of storage product net sales were $0 in 1998 compared to $18,708,000 in 1997. The decline in real-time net cost of sales in 1998 was $5,886,000 or 32% from $18,624,000 in 1997. Cost of real-time equipment sales decreased from $8,668,000 in 1997 to $4,492,000 in 1998, or 48%. Reduced equipment cost of sales were attributed to the significant reduction in capacity as a result of consolidating manufacturing in Ft. Lauderdale from the Company's Melbourne, Florida manufacturing facility, which was highly underutilized and sold to Sun in November 1997, as well as to lower product volumes. Real-time product gross margins increased to 46% of product sales from 8% in 1997 as a result of these reduced costs.

Cost of service sales decreased from $15,921,000 in 1997 to $8,246,000 in 1998. In 1997, the Company invested $5,965,000 in various programs and infrastructure to support the storage product. Real-time service cost of sales decreased $1,710,000 or 17% from $9,956,000 in 1997. This decrease was a result of lower service sales. Real-time gross margins decreased to 32% in 1998 when compared to 35% in 1997.

Research and development expenses in 1998 were $1,213,000 compared to $23,953,000 in 1997. This decrease was a direct result of Sun hiring or contracting 68% of the total existing research and development personnel at November 24, 1997, the Board of Directors' decision not to pursue development of clustering technology in the Windows NT environment and the subsequent consolidation of technical resources into a shared organization responsible for manufacturing support as well as pre/post sales support. Research and development expenses as a percentage of net sales decreased from 81% in 1997 to 6% in 1998.

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

In the fourth quarter of 1997, in conjunction with the sale of the storage products business to Sun (the "Sun Transaction") and subsequent reorganization, the Company recorded a termination charge of $17,685,000 related to: (i) severance and benefit pay of $6,323,000 as a result of a 542 person reduction in workforce, including severance for employees contracted by Sun, as the Company agreed to pay the difference between the completion bonus offered by Sun at the end of their contract and the amount of severance they were entitled to had they been terminated by the Company, (ii) $4,722,000 of retention payments pursuant to agreements between the Company and each of approximately 49 employees, (iii) $1,000,000 of incentive bonuses to certain key employees, (iv) $3,390,000 relating to the termination of European facility and automobile leases, and $350,000 relating to a domestic equipment lease, (v) an estimated $500,000 for leasehold improvements to be made at the Company's Fort Lauderdale facility which was leased from Sun, (vi) $1,150,000 in estimated legal and other fees associated with the Sun Transaction, and (vii) $250,000 accrued for legal fees in connection with the shareholders suit. (See Item 3 Legal Proceedings.) Termination charges relating to the Sun Transaction amounting to $1,656,000 were reversed in the fourth quarter of 1998, as original estimates were revised.

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

Liquidity and Capital Resources

In fiscal 1999, the Company received $2,750,000 from the sale of its real-time computer systems business. Additionally, the Company received $2,500,000 from the Settlement Agreement and Mutual Release with Sun. Throughout 1999, the Company used its existing cash resources to settle liabilities to further the wind down of its affairs.

For the years ended December 31, 1998 and 1997, the Company reported net income of $16,658,000 and $34,164,000, respectively. Included in net income in 1998 and 1997 were gains on the sale of assets to Sun amounting to $25,308,000 and $119,890,000, respectively. In 1998, net cash used in operating activities was $12,959,000 compared to $66,730,000 in 1997. Net income, adjusted for non cash items, the loss on the Gores Transaction and the gain on the Sun Transaction was $118,000 in 1998, as the Company recorded estimated liquidation costs of $5,531,000, depreciation and amortization of $887,000 and the gain on the Sun Transaction of $25,308,000. Net income adjusted for non-cash items in 1997 resulted in a loss of $58,812,000. Working capital deficit was decreased in 1998 primarily as a result of the payment of $25,308,000 to Gould. As of December 31, 1998, total capital deficiency was $2,988,000 versus $19,646,000 as of December 31, 1997

Net cash provided by investing activities resulted primarily from the receipt of proceeds from the sale of the storage product business to Sun of $25,308,000 and $151,168,000 in 1998 and 1997, respectively. Net cash used in financing activities in 1998 and 1997 was $25,308,000 and $57,954,000, respectively, resulting principally from a retirement of $25,000,000 of preferred stock during 1997 and net repayments of loan agreements of $25,308,000 in 1998 versus $52,659,000 in 1997.

On March 19, 1997, the Company and Gould agreed to cancel $40,000,000 of indebtedness owed to Gould under their loan agreement (the "Credit Agreement") in exchange for the issuance to Gould of 400,000 shares of the Company's Series I Convertible Preferred Stock ("Series I") with a liquidation preference of $40,000,000. In addition to the exchange of indebtedness for shares of Series I, the Company and Gould also agreed to amend the Credit Agreement to (i) reduce the maximum amount which could be borrowed by the Company from $80,000,000 to $50,000,000 and (ii) provide that any borrowings in excess of $41,915,869 (the principal amount outstanding on March 19, 1997 after giving effect to the exchange of indebtedness for shares of Series I) may be made only at the discretion of Gould. In a letter to the Company dated July 17, 1997, Gould confirmed that it was not obligated to provide any additional financing to the Company but that so long as Gould was convinced that the sale of the storage product business to Sun would take place, it was likely that Gould would continue to provide financing to the Company but only to the extent absolutely necessary to enable the transaction to be consummated. On November 24, 1997, the Company paid to Gould the entire $93,551,000 in principal and accrued interest owed at that date.

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

At March 31, 1999, Sun released these restricted funds to the Company. The majority of cash and cash equivalents at December 31, 1998 consisted of cash available to the Company from the payments from the Sun Transaction and cash at various international subsidiaries.

On January 6, 1999, upon the closing of the Gores Transaction, the Company received the purchase price of $3 million in cash less $250,000 which was agreed to be set-off against the purchase price pending the resolution of an alleged breach of an indemnity claim.

At December 31, 1999, the Company had cash of and cash equivalents of $3,637,000 and was owed $2,944,000 by Gores. Its only need for funds was to pay additional sums in connection with the termination of its businesses, which were estimated at slightly more than $4,500,000 (net of other asset amounts), including ongoing expenses.

Year 2000

The Company determined that year 2000 issues had no impact on the Company's future financial statements in light of the Sun Transaction and the Gores Transaction. The Company does not have an ongoing business.

Cautionary Statement Relating to Forward-Looking Statements

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations and beliefs concerning future events. These statements by their nature involve substantial risks and uncertainties and actual events or results may differ as a result of these and other factors. The principal factors that could cause the Company's actual results to differ materially from those in the forward-looking statements include differences between amounts actually collected by the Company and amounts due it or material differences between actual liquidation costs and those which have been estimated. (See Exhibit 99 incorporated herein by reference to the Company's Form 10-Q for the period ended June 30, 1996.)

Item 8 Financial Statements and Supplementary Data

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Directors
of Encore Computer Corporation

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the consolidated net assets in liquidation of Encore Computer Corporation and subsidiaries (collectively the "Company") at December 31, 1999 and 1998, the consolidated changes in net assets in liquidation for the year ended December 31, 1999 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America applied on the basis described in Note A to the financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note A, management expects that liquidation will occur. As a result, the Company changed its basis of accounting as of and for periods subsequent to December 31, 1998 from a going concern basis to a liquidation basis.

PRICEWATERHOUSECOOPERS LLP
Miami, Florida
October 13, 2000

ENCORE COMPUTER CORPORATION
CONSOLIDATED STATEMENT OF CHANGES
IN NET ASSETS IN LIQUIDATION
(In thousands)

                                                              Year Ended
                                                           December 31, 1999
                                                           -----------------
Net assets in liquidation at December 31, 1998                  ($2,988)

     Adjustment of net assets in liquidation:
          Settlement with Sun                                     2,500
          Refund of taxes                                           453
          Other adjustments of estimated amounts                  1,559

     Interest income                                                510
                                                                -------
Net assets in liquidation at December 31, 1999                   $2,034
                                                                =======

The accompanying notes are an integral part of these consolidated financial statements.

ENCORE COMPUTER CORPORATION
Consolidated Statements of Operations
--------------------------------------------------------------------------------
(in thousands except per share data)
--------------------------------------------------------------------------------

                                                             Year Ended
                                                    ----------------------------
                                                    December 31,    December 31,
                                                        1998            1997
                                                    ----------------------------
Net sales:
    Equipment                                         $  8,263        $ 14,163
    Service                                             12,172          15,323
                                                      --------        --------
      Total                                             20,435          29,486
                                                      --------        --------
Costs and expenses:
    Cost of equipment sales                              4,492          21,411
    Cost of service sales                                8,246          15,921
    Research and development                             1,213          23,953
    Sales, general and administrative                    8,489          27,044
    Termination charge (Note B)                            (62)         17,685
    Liquidation costs                                    5,531              --
                                                      --------        --------
      Total                                             27,909         106,014
                                                      --------        --------
Operating loss                                          (7,474)        (76,528)
    Interest expense, principally
      related parties                                     (374)         (6,218)
    Interest income                                        847             335
    Other expense, net                                    (140)         (1,412)
    Gain on Sun Transaction                             25,308         119,890
    Loss on Gores Transaction                           (1,822)             --
                                                      --------        --------
  Net income before income taxes                        16,345          36,067

(Benefit) Provision for income taxes                      (313)          1,903
                                                      --------        --------
  Net income                                          $ 16,658        $ 34,164
                                                      ========        ========
  Net income per common share:

    Net income attributable to common
      shareholders                                    $ 16,125        $  4,584
                                                      ========        ========
  Basic earnings per common share                     $   0.24        $   0.11
                                                      ========        ========
  Diluted earnings per common share                   $   0.21        $   0.11
                                                      ========        ========
Weighted average shares
    of common stock-basic                               67,451          40,568
                                                      ========        ========
Weighted average shares
    of common stock-diluted                             80,747          40,568
                                                      ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

The Company has adopted the liquidation basis of accounting as of December 31, 1998 and for all periods subsequent to December 31, 1998. Therefore, no statements of operations for periods subsequent to December 31, 1998 are presented.

ENCORE COMPUTER CORPORATION
Consolidated Statements of Net Assets in Liquidation
--------------------------------------------------------------------------------
(in thousands except share data)
--------------------------------------------------------------------------------

                                                         December 31,    December 31,
                                                             1999            1998
                                                         ------------    ------------
ASSETS
    Cash and cash equivalents                            $      3,637    $      9,290
    Restricted cash                                                             1,298
    Due from Gores                                              2,944           6,153
    Prepaid expenses and other current assets                     453              12
                                                         ------------    ------------
      Total assets                                       $      7,034    $     16,753
                                                         ============    ============
LIABILITIES AND NET ASSETS IN LIQUIDATION
    Accounts payable and accrued liabilities             $      5,000    $     10,049
    Due to Gould Electronics (Note B)                                           9,692
                                                         ------------    ------------
      Total current liabilities                                 5,000          19,741

Commitments and contingencies (Note H)

Net assets in liquidation                                       2,034          (2,988)
                                                         ------------    ------------
      Total liabilities and net assets in liquidation    $      7,034    $     16,753
                                                         ============    ============
Number of Preferred Shares outstanding                        432,114         432,114
                                                         ============    ============
Number of Common Shares outstanding                        67,450,907      67,450,907
                                                         ============    ============
Net assets in liquidation per Preferred Share            $       4.71    ($      6.91)
                                                         ============    ============
Net assets in liquidation per Common Share               $       0.00    $       0.00
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

ENCORE COMPUTER CORPORATION
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
(in thousands)
--------------------------------------------------------------------------------

                                                                   Year Ended
                                                         ------------------------------
                                                         December 31,      December 31,
                                                            1998               1997
                                                         ------------------------------
Cash flows from operating activities:
    Net income                                            $  16,658         $  34,164
    Adjustments to arrive at net cash used
      in operating activities:
      Depreciation and amortization                             887             6,631
      Non cash compensation                                      --                --
      Inventory obsolescence and writedown to lower
        of cost or market                                        --               684
      Equity in loss of joint venture                            --               355
      Bad debt provision (credit)                               468               149
      Termination charges                                       (62)           17,685
      Liquidation costs                                       5,531                --
      Gain on Sun Transaction                               (25,308)         (119,890)
      Loss on Gores Transaction                               1,822                --
      Foreign exchange (gain) loss                              (13)              937
      Loss on disposal of property and equipment-Other          135               473
    Net changes in operating assets and liabilities:
      Accounts receivable                                      (347)            8,106
      Inventories                                              (318)            9,093
      Prepaid expenses and other current assets                 411               444
      Other assets                                              292                24
      Accounts payable and accrued liabilities              (13,115)          (23,946)
      Other liabilities                                          --            (1,639)
                                                          ---------         ---------
       Net cash used in operating activities                (12,959)          (66,730)
                                                          ---------         ---------
Cash flows from investing activities:
    Additions to property and equipment                        (403)           (1,525)
    Proceeds from Sun Transaction                            25,308           151,168
    Advanced to Gores                                        (4,622)               --
    Proceeds from sale of property and equipment-Other           --                42
                                                          ---------         ---------
      Net cash provided (used) in investing activities       20,283           149,685
                                                          ---------         ---------
Cash flows from financing activities:
    Net (payments) borrowings  under loan
      agreements                                            (25,308)          (32,659)
    Principal payments of long term debt                         --              (658)
    Dividends paid on Preferred Stock                            --                --
    Retirement of Preferred Stock                                --           (25,000)
    Issuance of Common Stock                                     --               363
                                                          ---------         ---------
      Net cash used in financing activities:                (25,308)          (57,954)
                                                          ---------         ---------
Effect of exchange rate changes on cash                         (55)             (310)
                                                          ---------         ---------
(Decrease) increase in cash and cash equivalents            (18,039)           24,691
Restricted cash                                              12,785           (14,083)
                                                          ---------         ---------
                                                             (5,254)           10,608
Cash and cash equivalents, beginning                         14,544             3,936
                                                          ---------         ---------
Cash and cash equivalents, ending                         $   9,290         $  14,544
                                                          =========         =========

The accompanying notes are an integral part of the consolidated financial statements.

The Company has adopted the liquidation basis of accounting as of December 31, 1998 and for all periods subsequent to December 31, 1998. Therefore, no statements of cash flows for periods subsequent to December 31, 1998 are presented.

ENCORE COMPUTER CORPORATION
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

Supplemental disclosure of cash flow information (in thousands):

                                                         1998       1997
                                                       -------    -------
    Cash paid during the year for interest             $    32    $17,807

    Cash paid during the year for income taxes         $   500    $ 2,099

Non-cash investing and financing activities:

    Indebtedness exchanged for preferred stock         $    --    $40,000

    Due to Gould Electronics in connection
      with the sale of asset to Sun                    $    --    $35,000

The accompanying notes are an integral part of the consolidated financial statements.

The Company has adopted the liquidation basis of accounting as of December 31, 1998 and for all periods subsequent to December 31, 1998. Therefore, no statements of cash flows for periods subsequent to December 31, 1998 are presented.

ENCORE COMPUTER CORPORATION
Consolidated Statements of Shareholders' Equity (Capital Deficiency)
--------------------------------------------------------------------------------
(in thousands except share data)
--------------------------------------------------------------------------------

                                                                              Preferred Stock
                                                 ---------------------------------------------------------------------------
                                                        Series A                   Series B                 Series D
                                                 -----------------------   -----------------------   -----------------------
                                                                 Par                       Par                       Par
                                                   Shares       Value        Shares       Value        Shares       Value
                                                 ----------   ----------   ----------   ----------   ----------   ----------
Balance January 1, 1997                              73,641            1      728,722            7    1,115,074           11

Common stock options exercised,
    $.69 to $1.56 per share

Shares issued through employee stock purchase plan at an average price of $0.74 per share

Issuance of Series I Convertible
    Preferred Stock

Retirement of Preferred Stock relating
    to the Sun Transaction                                                                           (1,115,074)          11

Conversion of Series A and B Preferred
    Stock to Common Stock                           (73,641)          (1)    (728,722)          (7)

Net income
                                                 ----------   ----------   ----------   ----------   ----------   ----------
Balance December 31, 1997                                --           --           --           --           --           --

Shares issued through employee stock purchase plan at an average price of $0.23 per share

Issuance of Preferred Stock Series B, D, E, F,
    G, H and I accumulated dividends                                           64,905            1      104,190            1

Dividends issued to Preferred  Stockholders
    in shares of Series B, D, E, F, G, H and I                                    811           --        1,301           --

Net income
                                                 ----------   ----------   ----------   ----------   ----------   ----------
Balance December 31, 1998                                --   $       --       65,716   $        1      105,491   $        1
                                                 ==========   ==========   ==========   ==========   ==========   ==========
                                                                              Preferred Stock
                                                 ---------------------------------------------------------------------------
                                                        Series E                  Series F                   Series G
                                                 -----------------------   -----------------------   -----------------------
                                                                 Par                       Par                       Par
                                                   Shares       Value        Shares       Value        Shares       Value
                                                 ----------   ----------   ----------   ----------   ----------   ----------
Balance January 1, 1997                           1,139,782           11      533,333            5      572,289            6

Common stock options exercised,
    $.69 to $1.56 per share

Shares issued through employee stock purchase plan at an average price of $0.74 per share

Issuance of Series I Convertible
    Preferred Stock

Retirement of Preferred Stock relating
    to the Sun Transaction                       (1,139,782)          11     (533,333)          (5)    (572,289)          (6)

Conversion of Series A and B Preferred
    Stock to Common Stock

Net income
                                                 ----------   ----------   ----------   ----------   ----------   ----------
Balance December 31, 1997                                --           --           --           --           --           --

Shares issued through employee stock purchase plan at an average price of $0.23 per share

Issuance of Preferred Stock Series B, D, E, F,
    G, H and I accumulated dividends                106,501            1       49,832           --       53,474            1

Dividends issued to Preferred  Stockholders
    in shares of Series B, D, E, F, G, H and I        1,331           --          622           --          668           --

Net income
                                                 ----------   ----------   ----------   ----------   ----------   ----------
Balance December 31, 1998                           107,832   $        1       50,454   $       --       54,142   $        1
                                                 ==========   ==========   ==========   ==========   ==========   ==========

The accompanying notes are an intergral part of the consolidated financial statements.

                                                 -----------------------------------------------------
                                                         Series H                    Series I
                                                 -------------------------   -------------------------
                                                                   Par                         Par
                                                    Shares        Value         Shares        Value
                                                 -----------   -----------   -----------   -----------
Balance January 1, 1997                              350,000             4            --            --

Common stock options exercised,
    $.69 to $1.56 per share

Shares issued through employee stock purchase plan at an average price of $0.74 per share

Issuance of Series I Convertible
    Preferred Stock                                                              400,000             4

Retirement of Preferred Stock relating
    to the Sun Transaction                          (350,000)           (4)     (400,000)           (4)

Conversion of Series A and B Preferred
    Stock to Common Stock

Net income
                                                 -----------   -----------   -----------   -----------
Balance December 31, 1997                                 --            --            --            --

Shares issued through employee stock purchase plan at an average price of $0.23 per share

Issuance of Preferred Stock Series B, D, E, F,
    G, H and I accumulated dividends                  32,702            --        15,180            --

Dividends issued to Preferred  Stockholders
    in shares of Series B, D, E, F, G, H and I           408            --           189            --

Net income
                                                 -----------   -----------   -----------   -----------
Balance December 31, 1998                             33,110   $        --        15,369   $        --
                                                 ===========   ===========   ===========   ===========
                                                       Common Stock
                                                 -------------------------
                                                                                                       Shareholders'
                                                                             Additional                   Equity
                                                                   Par         Paid-in    Accumulated    (Capital
                                                   Shares         Value        Capital      Deficit     Deficiency)
                                                 -----------   -----------   -----------  -----------   -----------
Balance January 1, 1997                           37,270,457           373       447,068     (481,496)      (34,010)

Common stock options exercised,
    $.69 to $1.56 per share                           51,372                          59                         59

Shares issued through employee stock purchase
    plan at an average price of $0.74 per share      339,165             3           301                        304

Issuance of Series I Convertible
    Preferred Stock                                                               39,833                     39,837

Retirement of Preferred Stock relating
    to the Sun Transaction                                                       (59,959)                   (60,000)

Conversion of Series A and B Preferred
    Stock to Common Stock                         29,786,315           298          (290)                         0

Net income                                                                                     34,164        34,164
                                                 -----------   -----------   -----------  -----------   -----------
Balance December 31, 1997                         67,447,309           674       427,012     (447,332)      (19,646)

Shares issued through employee stock purchase
    plan at an average price of $0.23 per share        3,598             1            --                          1

Issuance of Preferred Stock Series B, D, E, F,
    G, H and I accumulated dividends                                                  (4)                        --

Dividends issued to Preferred  Stockholders
    in shares of Series B, D, E, F, G, H and I                                        (1)                        (1)

Net income                                                                                     16,658        16,658
                                                 -----------   -----------   -----------  -----------   -----------
Balance December 31, 1998                         67,450,907   $       675   $   427,007  $  (430,674)  $    (2,988)
                                                 ===========   ===========   ===========  ===========   ===========

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

Intention of Liquidation

During fiscal 1997, Encore Computer Corporation ("Encore" or the "Company") sold substantially all of its assets to Sun Microsystems, Inc. ("Sun"). Furthermore, during fiscal 1998, the Company sold its real-time computer systems business to Gores Technology Group. After these transactions, management contemplated that the Company would be liquidated. However, because of a provision of the agreements relating to Encore's sale of its storage products business to Sun, Encore's stockholders could not vote on the liquidation of Encore at the meeting on September 11, 1998, at which they approved the sale of the real-time computer systems business. The Board of Directors terminated the employment of the Company's President on September 30, 1998 and the employment of the Company's Chief Executive Officer on November 24, 1998 in view of the fact that the Company no longer had any active business. The Company's staff was reduced to its General Counsel who took the position of President, its Chief Financial Officer, its Vice President of Human Resources (who continued to be involved in employee compensation matters arising out of the sales of the storage products and the real-time computer systems businesses) and a few clerical and administrative employees. The Company also moved its offices to a substantially smaller space which it occupied under a short-term lease. Those offices were closed on or about June 30, 1999, and the Company's further activities are conducted in space provided by Gould Electronics Inc. ("Gould") in Eastlake, Ohio. Management expects that liquidation of the Company will occur. As a result, the Company has adopted the liquidation basis of accounting as of December 31, 1998 and for all periods subsequent to December 31, 1998.

The assets of the Company available for distribution to shareholders on liquidation of Encore would be (i) the Company's assets, less its liabilities, at December 31, 1999, plus or minus (ii) any sum by which the amount received from Gores is greater or less than the carrying value on the Company's December 31, 1999 statement of net assets in liquidation, plus or minus (iii) any amount by which severance and other costs related to the sale of the Company's businesses are less or greater than the accruals for them on the December 31, 1999 statement of net assets in liquidation, plus or minus (iv) any amounts by which the costs of liquidation and costs related to contingent liabilities, including pending litigation, are less or greater than the reserves reflected on the December 31, 1999 statement of net assets in liquidation, minus (v) expenses incurred after December 31, 1999 which have not been contemplated in the accruals.

Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated amounts.

The valuation of assets and liabilities necessarily requires many estimates and assumptions, and there are substantial uncertainties in liquidating the Company. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates based on present facts and circumstances, of the estimated realizable values of assets, estimated liabilities and estimated costs associated with carrying out the liquidation of the Company. The actual values and costs could be higher or lower than the amounts recorded as of December 31, 1999.

Accounts payable and accrued liabilities as of December 31, 1999 include estimates of costs to be incurred in carrying out the liquidation of the Company. These costs include a reserve for future non-cancelable lease payments and other estimated liabilities. The actual costs could vary significantly from the related provisions due to uncertainty related to the length of time required to liquidate the Company and complexities and contingencies.

The Company provides employees with salary continuation in the event of an employee's involuntary termination. The Company records the estimated cost of post-employment benefits at the date of the event giving rise to the liability to pay those benefits. The salary continuation costs amounting to approximately $1,629,000 are included in the 1998 consolidated statement of operations. There were no salary continuation costs in fiscal 1999.

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

Property and Equipment

Property and equipment was stated at cost. Property and equipment included customer service inventory which consisted principally of spare parts utilized to support repairs at customer installations and was generally not available for resale. Additions, renewals and improvements were capitalized, and repair and maintenance costs were expensed. Upon an asset retirement or disposition, the cost and related accumulated depreciation were removed from the accounts and any resulting gain or loss was reflected in the results of operations. Depreciation was provided on a straight line basis over the estimated lives of the assets, generally three years for loaned equipment, five years for equipment and customer service inventory, ten years for furniture and fixtures, and 25 to 30 years for buildings. Leasehold improvements were amortized over their expected useful lives or the lease term, whichever was shorter.

Stock-Based Compensation

The Company applied APB Opinion No. 25 and related Interpretations in accounting for its stock option and stock purchase plans. Accordingly, no compensation cost was recognized for these plans with the exception of extension of the expiration date of certain individual stock option grants. Pro forma disclosure of the fair value impact on earnings and earnings per share as required in FAS 123, "Accounting for Stock-Based Compensation" is presented in Note J of the Notes to Consolidated Financial Statements.

Income Taxes

The Company utilized the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities were determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences were expected to reverse. Deferred tax assets were reduced by a valuation allowance when, in the opinion of management, it was more likely than not that some or all of the deferred tax assets would not be realized.

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

Preferred stock dividends amounted to $533,000 and $29,579,900 for 1998 and 1997, respectively. All preferred stock dividends have been paid in additional shares of the appropriate class of preferred stock.

Foreign Currency Translation and Transactions

Management determined that the functional currency of each of the Company's subsidiaries was the United States dollar. Consequently, assets and liabilities of foreign operations were translated into U.S. dollars at period end exchange rates, except that inventory and property and equipment were translated at historical exchange rates. Income and expenses were translated at the average rates prevailing during the year, except that cost of sales and depreciation were translated at historical exchange rates. All gains and losses arising from changes in exchange rates were included in operating results in the period incurred.

Warranties

The Company provided a standard product warranty on its real-time computer systems for parts and labor which generally extended ninety days from the date of installation, but on certain products for up to one year. Gores assumed all warranty obligations relating to the Company's installed real-time product base. On its storage product line, the standard product warranty for parts and labor generally extended two, and in some cases, three years from the date of installation. Sun assumed all warranty obligations relating to the Company's installed storage product base. The estimated cost of providing warranty on products sold was included in cost of sales at the time revenue was recognized. These estimates were based upon historical data for mature products and engineering estimates for new products. Actual warranty costs were reviewed on a quarterly basis and subsequent estimates adjusted appropriately. Management does not expect any significant losses from product warranties in the future.

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

Shortly before July 1, 1998, Sun asserted claims against Encore totaling $9,692,000. Because of that, on July 1, 1998, Sun paid only $25,308,000 of the $35,000,000 which was due on that date. On July 16, 1999, Sun and Encore entered a Settlement Agreement and Mutual Release pursuant to which Sun paid $2,500,000 to Gould as a settlement for the receivable and Sun released these claims. In connection with the Settlement Agreement and Mutual Release, Sun did not release Gould's other indemnification obligations related to Encore's obligations and various indemnification clauses included in the Asset Purchase Agreement.

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

Because Sun withheld $9,692,000 of the payment due on July 1, 1998, Encore remained obligated to Gould in that amount and had to either pay that amount to Gould out of its own funds by July 31, 1998 or issue to Gould the over-due dividend shares of convertible preferred stock, which had a liquidation preference of $42,678,400. However, in order to give Encore more time to attempt to resolve Sun's claims, Gould agreed that if Encore issued those dividend shares to it, Gould would give Encore the option to repurchase the dividend shares on or before July 31, 1999 for an amount equal to the balance of the $9,692,000 which remained unpaid ($7,192,000 after the payment of $2,500,000 received on July 16, 1999) plus interest at 8.5% per annum from August 1, 1998. Encore then issued the dividend shares to Gould. On July 31, 1999, Gould extended Encore's option to repurchase the dividend shares to October 30, 1999; Gould subsequently extended Encore's option to December 15, 1999, when it expired.

On December 30, 1999, the Company paid $7,192,000 to Gould to settle its obligation for the amounts withheld by Sun, and Gould, among other things, agreed to convert the dividend shares into common stock and agreed that if Encore were liquidated before November 24, 2000, Gould would waive any right it had as a holder of Encore's common stock with regard to the first $30 million of liquidating distributions made to Encore's common stockholders. Additionally, Gould agreed to indemnify Encore for obligations it may incur to indemnify its current and future directors to extent of the repayment of the $7,192,000 obligation. On January 20, 2000, Gould converted its convertible preferred stock to 13,295,815 shares of common stock.

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

The sale of the real-time computer systems business to Gores was approved by the Company's stockholders on September 11, 1998, and the transaction was completed on January 6, 1999. At the closing of the sale, the Company received $2,750,000 (with the additional $250,000 set off against the purchase price to resolve an alleged breach of indemnity claim) and the parties agreed to resolve shortly after the closing disputed items relating to the sale, including the amounts due to Encore under the management agreement and the line of credit, and certain other indemnity claims by Gores. On August 10, 2000, the Company reached an agreement in principle to resolve such items. In connection with the agreement, Encore and Gores agreed to reduce the principal balance of the receivable by (1) $96,000 relating to an uncollectible note receivable purchased by Gores in the acquisition of the real-time business and (2) $150,000 for expenses incurred in the negotiation of this settlement. As a result, the receivable balance due to Encore was $2,979,000.

In order to reduce this balance, Gores agreed to make payments on Encore's behalf relating to the closing of certain foreign offices. Such payments include lease termination fees and payment of taxes. During fiscal 1999, Gores paid $35,000 relating to the termination of Encore's Belgium office lease. As a result, the outstanding balance of the receivable was $2,944,000 as of December 31, 1999.

Subsequent to December 31, 1999, Gores paid approximately $1,845,000 relating to lease termination costs and a tax settlement. After these payments, the receivable balance amounted to $1,098,000. Gores agreed to make cash payments for the remainder of the receivable balance. In August and October, 2000, Encore received payments of $250,000 toward the receivable balance, resulting in a receivable balance of $598,000. Management believes that this receivable is fully collectible.

D. Property and Equipment

Depreciation expense in 1998 and 1997 amounted to $736,000 and $6,175,000, respectively. Fixed assets with a net book value of approximately $27,148,000 and $595,000 were sold to Sun Microsystems and Gores Technology Group, respectively. There are no fixed assets as of December 31, 1999.

E. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

                                          December 31,        December 31,
                                              1999                1998
                                            -------             -------
      Accrued expenses                        $  --             $   706
      Accrued salaries and benefits              --                 299
      Accrued restructuring costs             3,750               3,612
      Accrued liquidation costs               1,250               4,609
      Accrued interest-related parties           --                 823
                                            -------             -------
                                            $ 5,000             $10,049
                                            =======             =======

Accrued interest of $343,000 was payable to Gould at December 31, 1998 and $480,000 was accrued as of December 31, 1998 for the period January 1, 1999 through July 31, 1999. No amounts were paid and no amounts are payable (see Note
B).

F. Income Taxes

The Company utilized the liability method of accounting for deferred income taxes and recorded a provision of $1,903,000, for the year ended 1997. There was no taxable income for the years ended December 31, 1999 and 1998.

The significant components of the deferred tax assets and liabilities as of December 31, 1999 and 1998 were as follows (in thousands):

                                                December 31,    December 31,
                                                    1999            1998
                                                 ---------       ---------
      Deferred tax assets:
          Net operating losses                   $ 143,477       $ 139,250
          Research and experimental credits          2,272           2,272

          Accrued vacation                              --              84

          Accrued restructuring                      1,900           2,296
          Gain on asset sale                            --           3,683
                                                 ---------       ---------
                                                   147,649         147,585

      Valuation allowance                         (147,649)       (147,585)
                                                 ---------       ---------
          Net                                    $      --       $      --
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

At December 31, 1999, the Company has available approximately $50,000,000 of pre change net operating losses. Of this amount approximately $16,000,000 will be allowable in future years after application of the Section 382 limitation. In addition, pre change tax credit carryforwards, principally research and development credits, of approximately $1,750,000, AMT credits of $522,000 and post change net operating losses of $279,000,000 will be available to offset future taxable income. These net operating losses and tax credit carryforwards expire in the years 1999 through 2018. For financial reporting purposes, the full amount of the deferred tax assets was offset by a valuation allowance due to uncertainties associated with the eventual realization of such benefits.

G. Commitments and Contingencies

Leases

At December 31, 1999, the Company had accrued termination charges of $3,350,000 related to international facility leases. These termination costs are included in accounts payable and accrued expenses in the accompanying consolidated statement of net assets in liquidation.

Joint Venture Capital Commitment

The Company had committed to invest up to a total of $3,250,000 for a Japanese joint venture, of which $1,640,000 had been accrued in recognition of losses reported through its dissolution on December 5, 1997. The $1,640,000 less $181,000 owed to Encore by the joint venture was remitted to Japan Energy Corporation in January 1998.

Litigation

Shortly before the Sun Transaction was closed, shareholders of the Company brought a derivative suit in the Delaware Chancery Court against Gould and the Company's then directors, C. David Ferguson, Robert Fedor, Rowland Thomas and Kenneth Fisher. Three similar shareholder suits were also filed and all four suits have been consolidated as Civil Action #16044, In Re Encore Computer Corporation Shareholders Litigation. The shareholders filed an amended complaint adding directors Michael Veysey and Thomas Rich as defendants and eliminating the Company as other than a nominal defendant. The defendants moved for summary judgement and that motion was granted on June 16, 2000. Two of the Plaintiffs filed a notice of appeal to the Delaware Supreme Court. Although the Company is not a party to the litigation, the Company has indemnified its officers and directors against liability for matters such as those which are the subject of the litigation. Nonetheless, the Company does not believe the shareholder suit will have a significant financial impact on the Company.

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

H. Earnings Per Share

The following table reconciles for the years ended 1998 and 1997, net income
(loss) and weighted average shares outstanding used to calculate basic and diluted earnings (loss) per share (in thousands except per share data):

Basic                                                        1998        1997
-----                                                      --------    --------
Net income (loss)                                          $ 16,658    $ 34,164

Series B, D, E, F, and G Preferred Stock Dividends               --          --

Series B, D, E, F, G, H, and I Preferred Stock Dividends       (533)    (29,580)
                                                           --------    --------
Net income (loss) attributable to common shareholders      $ 16,125    $  4,584
                                                           ========    ========
Weighted average common shares outstanding                   67,451      40,568
                                                           ========    ========
Basic income (loss) per common share                           0.24        0.11
                                                           ========    ========

      Diluted                                          1998         1997
      -------                                         -------      -------
      Net income (loss)                               $16,658      $34,164

      Weighted average common shares outstanding       67,451       40,568

      Series A assumed converted                           --           --
      Series B assumed converted                        2,022           --
      Series D assumed converted                        3,246           --
      Series E assumed converted                        3,318           --
      Series F assumed converted                        1,552           --
      Series G assumed converted                        1,666           --
      Series H assumed converted                        1,019           --
      Series I assumed converted                          473           --

      Exercise of options reduced by the number
        of shares purchased with proceeds                  --           --
                                                      -------      -------
      Weighted average shares outstanding              80,747       40,568
                                                      =======      =======
      Diluted income (loss) per common share:            0.21         0.11
                                                      =======      =======

Basic and diluted income (loss) per common share are the same in 1997 because the effect of the common stock equivalents would be anti-dilutive.

I. Capital Stock

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

                                                                   December 31,
                                                                       1997
                                                                     --------
Reduction of debt                                                    $ 40,000
Less:
      Par value of shares issued                                           (4)
      Reversal of accrued interest on previous recapitalizations          283
      Accrued interest on remaining Gould indebtedness
        for the remaining term of the agreements                         (446)
                                                                     --------
      Increase in additional paid-in capital                         $ 39,833
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

Stock Compensation Plan

At December 31, 1998, the Company had a Long Term Performance Plan (the "Performance Plan") which was approved by the shareholders of the Company on June 27, 1995 and replaced all previous stock option plans. Shares of common stock are reserved for issuance to officers, directors, employees and certain consultants. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan and its stock purchase plan. Had compensation cost for the Company's stock based compensation plan been determined based on the fair value at the grant dates for awards under the plans consistent with the method of FASB Statement 123, the Company's net income
(loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                    (1) 1998          1997
                                                   ----------      ----------
      Net income (loss)           As reported      $   16,658      $   34,164
                                  Pro forma        $   16,438      $   33,424

      Income (loss) per share     As reported      $     0.24      $     0.11
                                  Pro forma        $     0.24      $     0.09

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1997 and 1998, respectively: risk-free interest rates of 6.25 and 5.625 percent; dividend yield of 0 percent; expected life of 4 years; and volatility of 127.7 and 234.6 percent.

A summary of the status of the Company's stock options as of December 31, 1999, 1998 and 1997, and changes during the years ending on those dates is presented below:

                                             1999                    1998                    1997
                                    --------------------     -------------------    ---------------------
                                                Weighted               Weighted                  Weighted
                                                 Average                Average                   Average
                                     Shares     Exercise     Shares    Exercise     Shares       Exercise
                                     (000)        Price       (000)      Price       (000)         Price
                                    --------------------     -------------------    ---------------------
Outstanding at beginning
    of year                           4,918      $  1.56       9,020     $  1.62      9,582       $  1.62
Granted
  Price = Fair Value                     --                       --                    360       $  1.60
  Price > Fair Value                     --           --          --         --          --            --
  Price < Fair Value                     --                       --                    100       $  0.39
Exercised                                --                       --                    (59)      $  1.00
Forfeited                             2,989      $  0.94      (4,102)    $  2.09       (963)      $  2.09
                                    -------                  -------                -------
Outstanding at end of year            1,929      $  2.09       4,918     $  1.56      9,020       $  1.56
                                    =======                  =======                =======
Options exercisable at year end       1,929                    4,894                  8,280
                                    =======                  =======                =======
Weighted-average fair value of
options granted during the year          --                       --                $   1.0
                                    =======                  =======                =======

The following table summarizes information about stock options outstanding at December 31, 1998:

                OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
---------------------------------------------------------    --------------------------
                                    Weighted
                                     Average     Weighted                     Weighted
                      Number        Remaining    Average         Number       Average
   Range of       Outstanding as   Contractual   Exercise    Exercisable as   Exercise
Exercise Prices     of 12/31/99       Life        Price       of 12/31/99       Price
---------------   --------------   -----------   --------    --------------   ---------
$0.63-$0.81           300,000          .12       $ 0.7969        300,000      $  0.7969
$1.56-$2.88         1,343,719         2.39       $ 2.0003      1,319,611      $  2.0003
$3.56-$3.97           285,525         4.33       $ 3.8716        285,525      $  3.8716
                    ---------                                  ---------
$.625-$3.97         1,929,244         2.32       $ 2.09        1,905,136      $  2.09
                    =========                                  =========

Employee Stock Purchase Plan

Under the 1991 Employee Stock Purchase Plan (the "Purchase Plan"), the Company was authorized to issue up to 8,000,000 shares of common stock to its full-time employees. As of December 31, 1999, 4,614,432 shares had been purchased. Under the terms of the Purchase Plan, employees could choose each year to have up to 10 percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price per share of common stock in any offering under the Purchase Plan was the lower of; (i) 85% of the closing price per share of common stock on the commencement of the offering, or (ii) 85% of the closing price of a share of common stock on the termination of the offering. Each offering is for a period of approximately six months. The percentage of employees participating in the plan were 1% and 21% in 1998 and 1997, respectively. Under the Purchase Plan, the Company issued 3,598 shares at a price of $.23 in 1998 and 339,165 shares at an average price of $.74 in 1997. Pro forma compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 1998 and 1997, respectively: dividend yield of 0 percent; expected life of six months; expected volatility of 234.6% and 127.7%; and risk-free interest rate of 5.6% and 5.0%. For 1998 and 1997, the pro forma compensation costs under the Purchase Plan were $0 and $152,000, respectively. The employee stock purchase plan was discontinued on May 22, 1998.

J. Segment Information

Prior to January 1999, the Company operated in a single industry segment which includes developing, manufacturing, marketing, installing and servicing business information processing systems, principally in the United States, Europe, the Far East, and Canada. During 1998 one of the Company's customers accounted for approximately 16% of its sales. During 1997, the Company was not dependent upon any one customer for a material part of its business with no single customer accounting for more than 10% of its sales. However, in fiscal 1998 and 1997, approximately 40% and 21%, respectively, of its sales were derived either directly or indirectly from various United States government agencies.

The Company maintained operations in Europe and Canada principally through consolidated subsidiaries. Far East operations are through distributors throughout the region and until December 5, 1997, a joint venture in Japan. Information about the Company's operations for 1997 and 1998 is presented below (in thousands). Inter-geographic net sales, operating income and assets have been eliminated to arrive at the consolidated amounts.

                     Net Sales       Inter-                      Operating
                    to Unrelated   Geographic       Total          Income      Identifiable
                      Entities      Net Sales      Net Sales       (Loss)         Assets
                      -------------------------------------------------------------------
1997:
United States         $ 14,832      $ (1,193)      $ 13,639       $(67,332)      $ 27,909
Europe                  14,219            --         14,219        (10,381)         9,563
Other                      435            --            435           (484)           173
                      --------      --------       --------       --------       --------
Geographic Total        29,486        (1,193)        28,293        (78,197)        37,645
Inter-Geographic            --         1,193          1,193          1,669           (194)
                      --------      --------       --------       --------       --------
Total                 $ 29,486      $     --       $ 29,486       $(76,528)      $ 37,451
                      ========      ========       ========       ========       ========
1998:
United States         $ 11,400      $    776       $ 12,176       $ (7,810)      $ 13,659
Europe                   8,850            --          8,850            354          3,089
Other                      185            --            185           (126)             5
                      --------      --------       --------       --------       --------
Geographic Total        20,435           776         21,211         (7,582)        16,753
Inter-Geographic            --          (776)          (776)           108             --
                      --------      --------       --------       --------       --------
Total                 $ 20,435      $     --       $ 20,435       $ (7,474)      $ 16,753
                      ========      ========       ========       ========       ========

Inter-geographic net sales were recorded principally at 60% of list price; however, inter-geographic net sales of the Company's storage processor product line were recorded at 85% of end selling price. Identifiable assets were all assets, including corporate assets, identified with operations in each region.

K. Financial Instruments

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are limited to cash. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

The Company granted credit terms in the normal course of business to its customers which were consistent with industry practices. Generally, the Company's customers were United States government agencies or substantial international corporations often included among the Fortune 500. Additionally, as part of its ongoing control procedures, the Company monitored the credit worthiness of its major customers and established individual customer credit limits accordingly. The Company performed in-depth credit evaluations for all new customers and required letters of credit if deemed necessary. Doubtful accounts were adequately reserved when identified and bad debts realized by the Company in prior years have not been excessive.

L.  Subsequent Events

In January 2000, Gould converted its convertible preferred shares into 13,295,815 shares of common stock. After such conversion, no preferred shares were outstanding.

On June 19, 2000, the Company paid approximately $3,100,000 to terminate its lease at its idle London, England facility.

On August 10, 2000, the Company reached an agreement in principle to resolve the disputed items relating to the Gores transaction, including the amounts due to Encore under the management agreement and the line of credit, and certain other indemnity claims by Gores.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 10 Directors and Executive Officers of the Company

The names of the Company's Board of Directors and certain information about them are set forth below:

Kenneth G. Fisher, age 69

Mr. Fisher was a founder of the Company and has served as a Director, Chairman and Chief Executive Officer of the Company since the Company's inception in May 1983. He was the Company's President from its inception until December 1985 and also served in that capacity from December 1987 to January 1991. In November of 1998, Mr. Fisher was terminated as Chief Executive Officer of the Company. From January 1982 until May 1983, Mr. Fisher was engaged in private venture transactions. From 1975 to 1981, Mr. Fisher was President and Chief Executive Officer of Computervision (formerly Prime Computer, Inc.). Before joining Computervision, Mr. Fisher was Vice President of Central Operations for Honeywell Information Systems. Inc.

Rowland H. Thomas, age 64

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

Robert J. Fedor, age 59

Dr. Fedor has been a member of the Board of Directors since July 1992. He is presently Senior Vice President Corporate Development Gould, a position he has held since July 1992. From December 1989 to July 1992 he was Vice President, Corporate Business Development at Gould. Prior to assuming that position, Dr. Fedor was General Manager of Gould's U.S. and Far East Foil Business since 1985. Since joining Gould in 1964, he has served in various senior marketing and research positions. Dr. Fedor holds a Ph.D. in Metallurgical Engineering from Case Western Reserve University.

C. David Ferguson, age 59

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

Thomas N. Rich, age 48

Mr. Rich has been a member of the Board of Directors since November 1997 and was named Treasurer of Encore in March 1999. He is also presently Vice President-Finance and Corporate Controller at Gould, a position he has held at Gould since July 1994. From December 1991 until July 1994, he was Vice President-Corporate Controller at Gould. Prior to assuming that position, Mr. Rich was Vice President-Financial Controller since joining Gould in July 1990. From 1973 through June 1990, Mr. Rich was employed at Ernst & Young, an international professional services firm. He holds a B.A. degree in Accounting from Duke University.

Michael C. Veysey, age 56

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

Item 11  Executive Compensation

Total compensation paid or accrued for services rendered during the three most recent fiscal years for the Chief Executive Officer and the two other most highly compensated executive officers of the Company for the year ended December 31, 1999 was as follows:

                                                                        Long Term
                                                                      Compensation
                                                                     Awards: Number
                                                Other        Other      of Shares      All Other
      Name and                                  Annual       Annual    Underlying    Compensation
 Principal Positions       Year     Salary      Bonus     Compensation   Options          (2)
-----------------------    ----    --------    --------    ----------    -------       ---------
Mary M. Macomber (1)       1999    $ 66,435    $           $       --         --        $154,746
President  and             1998    $120,947    $105,196    $       --         --        $     --
Chief Executive Officer    1997    $117,517    $193,321    $       --                   $     --

William J. Ruede (1)       1999    $ 70,545    $           $       --         --        $127,074
Vice President/Human       1998    $128,435    $111,474    $       --         --        $     --
Resources                  1997    $125,121    $ 82,661    $       --                   $     --

Linda J. Matthews (1)      1999    $ 52,128    $           $       --         --        $114,638
Vice President of          1998    $ 94,902    $ 57,995    $       --         --        $     --
Finance                    1997    $ 85,679    $ 30,875    $       --         --        $     --

         (1) Terminated as of June 30, 1999.
         (2) Includes severance, vacation, and retention payments.

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

There were no option grants to those executive officers named in the Summary Compensation Table during fiscal 1999 or 1998.

The following table provides information on option exercises in 1999 by the named executive officers and the value of such officers' unexercised options as of December 31, 1999.

Aggregated Option Exercises in the year ended December 31, 1999 and Option Values as of December 31, 1999

                                                                            Value of
                                                   Number of Shares        Unexercised
                                                      Underlying          In-the-Money
                                                  Unexercised Options      Options at
                      Number of                       at 12/31/99            12/31/99
                   Shares Acquired    Value          Exercisable/          Exercisable/
                     on Exercise     Realized        Unexercisable         Unexercisable
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

REPORT ON EXECUTIVE COMPENSATION

         In June 1998, in connection with an agreement to sell its last remaining business, the Company entered into an agreement under which the purchaser managed that business pending completion of the sale. The sale took place on January 6, 1999. During 1998 the Company had terminated the employment of all its employees, other than three officers (one of whom took the title of president and the other two of whom were vice presidents) and a few clerical or administrative employees. The three officers resigned in June 1999, when the Company's remaining activities were moved to Gould's offices in Ohio, where they were conducted by Gould employees.

         During the first half of 1999, the Company paid the three officers salaries commensurate with what they were paid before the Company sold its operating business. In addition, they received retention bonuses of $36,000 as to the president, and $38,000 and $28,000 as to the two vice presidents. The Board of Directors felt this was appropriate, in order to keep the three officers available during the period their services were required in connection with the winding down of the Company.

         Since June 1999, all the Company's officers have been employees of Gould, who served without compensantion from the Company.

DIRECTORS' COMPENSATION

The Board of Directors has fixed the compensation of non-officer directors at $2,500 per regular board meeting attended. No compensation is paid for special meetings held by telephone conference. Everyone who was a director during 1999 waived payment of fees for attendance at board meetings.

Item 12 Security Ownership of Certain Beneficial Owners and Management

PRINCIPAL STOCKHOLDERS

The following table sets forth, to the knowledge of the Company, the beneficial owners of 5% or more of the Company's outstanding Common Stock and equivalents as of December 21, 2000:

                                      Shares              Percentage of
Name and Address of                Beneficially            Common Stock
Beneficial Owner                      Owned                Outstanding

Gould Electronics Inc.              45,968,984                56.93%
34929 Curtis Blvd.
Eastlake, OH 44095

Japan Energy Corporation            45,968,984                56.93%
10-1, Toranmon 2-chome,
Minato-ko, Tokyo, JAPAN

Kenneth G. Fisher (1)                5,057,708                 6.26%
7786 Wiles Road
Coral Springs, FL 33067

         (1)      Includes 53,764 shares owned by Mr. Fisher's wife.

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

Because Sun withheld $9,692,000 of the payment due on July 1, 1998, Encore remained obligated to Gould in that amount and had to either pay that amount to Gould out of its own funds by July 31, 1998 or issue to Gould the over-due dividend shares of convertible preferred stock, which had a liquidation preference of $42,678,400. However, in order to give Encore more time to attempt to resolve Sun's claims, Gould agreed that if Encore issued those dividend shares to it, Gould would give Encore the option to repurchase the dividend shares on or before July 31, 1999 for an amount equal to the balance of the $9,692,000 which remained unpaid ($7,192,000 after the payment of $2,500,000 received on July 16, 1999) plus interest at 8.5% per annum from August 1, 1998. Encore then issued the dividend shares to Gould. On July 31, 1999, Gould extended Encore's option to repurchase the dividend shares to October 30, 1999; Gould subsequently extended Encore's option to December 15, 1999, when it expired.

On December 30, 1999, the Company paid $7,192,000 to Gould to settle its obligation for the amounts withheld by Sun, and Gould, among other things, agreed to convert the dividend shares into common stock and agreed that if Encore were liquidated before November 24, 2000, Gould would waive any right it had as a holder of Encore's common stock with regard to the first $30 million of liquidating distributions made to Encore's common stockholders.

Subsequent to June 30, 1999, all of the Company's activities (consisting only of administration of final winding down steps) were moved to Gould's offices in Eastlake, Ohio, where they have been conducted without charge by Gould employees.

PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. and (a) 2. Index to Financial Statements and Financial Statement
                  Schedules

Form 10-K                                                            Page Number
---------                                                            -----------

Report of independent certified public accountants relating to
consolidated financial statements                                        14

Consolidated Statement of Changes in Net Assets in
Liquidation for the year ended December 31, 1999                         15

Consolidated statements of operations for the years
ended December 31, 1998 and 1997                                         16

Consolidated statements of net assets in liquidation at
December 31, 1999 and 1998                                               17

Consolidated statements of cash flows for the years ended
December 31, 1998 and 1997                                            18-19

Consolidated statements of shareholders' equity (capital
deficiency) for the years ended December 31, 1998 and 1997            20-21

Notes to consolidated financial statements                            22-37

All schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(a) 3. Index to Exhibits

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

ENCORE COMPUTER CORPORATION
(Registrant)


         By: /s/ MICHAEL C. VEYSEY              By: /s/ THOMAS N. RICH
            ---------------------------            ---------------------------
             Michael C. Veysey                      Thomas N. Rich
             President                              Treasurer

February 22, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                       Title                     Date
        ---------                       -----                     ----

/s/ MICHAEL C. VEYSEY
----------------------------
Michael C. Veysey                      President             February 22, 2001

/s/ THOMAS N. RICH
----------------------------
Thomas N. Rich                         Treasurer             February 22, 2001

/s/ C. DAVID FERGUSON
----------------------------
C. David Ferguson                      Director              February 22, 2001

/s/ ROBERT J. FEDOR
----------------------------
Robert J. Fedor                        Director              February 22, 2001

/s/ KENNETH G. FISHER
----------------------------
Kenneth G. Fisher                      Director              February 22, 2001

/s/ ROWLAND H. THOMAS, JR.
----------------------------
Rowland H. Thomas, Jr.                 Director              February 22, 2001

(a) 3. Index to Exhibits.

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

    3.7 Certificate of Designations, Powers Rights and Preferences of Series I Convertible Preferred Stock of Encore Computer Corporation.

    3.8 Certificate of Designations, Powers Rights and Preferences of Series J Convertible Preferred Stock of Encore Computer Corporation.

    4.1 Articles NINTH and TENTH of the Certificate of Incorporation of the Company, as amended, and Certificates of Stock Designation relating, respectively, to the Company's Series A Convertible Participating Preferred Stock, Series B Convertible Preferred Stock and Series C Redeemable Preferred Stock (see Exhibit 3.1). Incorporated herein by reference to the Company's Form 10-K for the year ended December
            31, 1990.

    4.2 Article 1 of the By-laws of the Company, as amended (incorporated herein by reference to Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 1989).

    4.3 Certificate of Stock Designation relating to the Company's Series D Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.3 to the Company's Form 10-K for the year ended December 31, 1992).

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

    10.18 The Company's 1985 Non-Qualified Stock Option Plan and 1995 Long Term Performance Plan, as amended (incorporated herein by reference to the Company's Form S-8/Form S-3 Registrations Statement No. 33-72741).

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

    22.0 Subsidiaries of the Company (incorporated herein by reference to the Company's Form 10-K for the period ended December 31, 1998)

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