Form 10-Q
period 2000-04-02
ENCORE COMPUTER CORP /DE/
filed 2001-03-28
CIK 764037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                  For the Quarterly Period Ended April 2, 2000

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

                               Title of each class

                     Common Stock, par value $.01 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

On December 21, 2000 the registrant had 80,746,722 outstanding shares of common stock, par value $.01 per share.

                           ENCORE COMPUTER CORPORATION



                                      INDEX

PART I.           FINANCIAL INFORMATION

                                                                     Page Number

Item 1. Financial Statements

         Condensed Consolidated Statement of Net Assets in Liquidation 3 Condensed Consolidated Statement of Changes in
           Net Assets in Liquidation                                       4
         Notes to Condensed Consolidated Financial Statements              5

Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          10


PART II.          OTHER INFORMATION

Item 1. Legal Proceedings                                                 11

Item 6. Exhibits and Reports on Form 8-K                                  11

Signatures                                                                12

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                           ENCORE COMPUTER CORPORATION

          CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                        (In thousands, Except Share Data)

                                                     April 2,    December 31,
                                                       2000         1999
                                                    -----------  -----------
                                                    (Unaudited)
ASSETS
         Cash and cash equivalents                  $     3,657  $     3,637
         Due from Gores                                   2,681        2,944
         Other assets                                       442          453
                                                    -----------  -----------
                  Total assets                      $     6,780  $     7,034
                                                    ===========  ===========


LIABILITIES AND NET ASSETS IN LIQUIDATION
         Accounts payable and accrued liabilities   $     4,541  $     5,000
                                                    -----------  -----------
                  Total current liabilities               4,541        5,000

Net assets in liquidation                                 2,239        2,034
                                                    -----------  -----------

                  Total liabilities and net assets
                     in liquidation                 $     6,791  $     7,034
                                                    ===========  ===========


Number of Preferred Shares outstanding                      -0-      432,114
                                                    ===========  ===========

Number of Common Shares outstanding                  80,746,722   67,450,907
                                                    ===========  ===========

Net assets in liquidation per Preferred Share              $-0-  $      4.71
                                                    ===========  ===========

Net assets in liquidation per Common Share          $       .03  $      0.00
                                                    ===========  ===========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ENCORE COMPUTER CORPORATION

            CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                           IN LIQUIDATION (Unaudited)

                                 (In thousands)




                                                          Three Months Ended
                                                        April 2,      March 28,
                                                          2000          1999
                                                        --------      ---------



Net assets in liquidation at beginning of period        $ 2,034        $(2,988)

         Interest income                                     43            135

         Other adjustments                                  162            -0-
                                                        -------        -------


Net assets in liquidation at end of period              $ 2,239        $(2,853)
                                                        =======        =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENCORE COMPUTER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A.       Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations
The Company conducted no business operations after December 31, 1998.

Significant Accounting Policies
The condensed consolidated financial statements include the accounts of Encore Computer Corporation and subsidiaries ("Encore" or the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Encore in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999.

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

Intention of Liquidation
During fiscal 1997, Encore Computer Corporation sold substantially all of its assets to Sun Microsystems, Inc. ("Sun"). Furthermore, during fiscal 1998, the Company sold its real-time computer systems business to Gores Technology Group ("Gores"). After these transactions, management contemplated that the Company would be liquidated. However, because of a provision of the agreements relating to Encore's sale of its storage products business to Sun, Encore's stockholders could not vote on the liquidation of Encore at the meeting on September 11, 1998, at which they approved the sale of the real-time computer systems business. The Board of Directors terminated the employment of the Company's President on September 30, 1998 and the employment of the Company's Chief Executive Officer on November 24, 1998 in view of the fact that the Company no longer had any active business. The Company's staff was reduced to its General Counsel who took the position of President, its Chief Financial Officer, its Vice President of Human Resources (who continued to be involved in employee compensation matters arising out of the sales of the storage products and the real-time computer systems businesses) and a few clerical and administrative employees. The Company also moved its offices to a substantially smaller space which it occupied under a short-term lease. Those offices were closed June 30, 1999, and the Company's further activities are conducted in space provided by Gould Electronics Inc. ("Gould") in Eastlake, Ohio. Management expects that liquidation of the Company will occur. As a result, the Company has adopted the liquidation basis of accounting as of December 31, 1998 and for all periods subsequent to December 31, 1998.

The assets of the Company available for distribution to shareholders on liquidation of Encore would be (i) the Company's assets, less its liabilities, at April 2, 2000, plus or minus (ii) any sum by which the amount received from Gores is greater or less than the carrying value on the Company's April 2, 2000 Statement of Net Assets in Liquidation, plus or minus (iii) any amount by which costs related to the sale of the Company's businesses are less or greater than the accruals for them on the April 2, 2000 Statement of Net Assets in Liquidation, plus or minus (iv) any amounts by which the costs of liquidation and costs related to contingent liabilities, including pending litigation, are less or greater than the reserves reflected on the April 2, 2000 Statement of Net Assets in Liquidation, minus (v) expenses incurred after April 2, 2000 which have not been contemplated in the accruals.

Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated amounts.

The valuation of assets and liabilities necessarily requires many estimates and assumptions, and there are substantial uncertainties in liquidating the Company. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates based on present facts and circumstances, of the estimated realizable value of assets, estimated liabilities and estimated costs associated with carrying out the liquidation of the Company. The actual values and costs could be higher or lower than the amounts recorded as of April 2, 2000.

Accounts payable and accrued liabilities as of April 2, 2000 include estimates of costs to be incurred in carrying out the liquidation of the Company. These costs include a reserve for future non-cancelable lease payments and other estimated liabilities. The actual costs could vary significantly from the related provisions due to uncertainty related to the length of time required to liquidate the Company and complexities and contingencies.

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

Subsequent to December 31, 1999, Gores paid approximately $1,845,000 relating to lease termination costs and a tax settlement. After these payments, the receivable balance amounted to $1,098,000. Gores agreed to make cash payments for the remainder of the receivable balance. In August and October, 2000, Encore received payments of $250,000 toward the receivable balance. On February 6, 2001, Encore received the remaining $598,000 plus an additional $16,000. Certain disputed items remain.

D.       Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

                                           April 2,    December 31,
                                             2000          1999
                                           --------    ------------

         Accrued restructuring costs        $3,491        $3,750
         Accrued liquidation costs           1,050         1,250
                                            ------        ------

                                            $4,541        $5,000
                                            ======        ======

During the three months ended April 2, 2000, the Company paid $463,000 of previously accrued expenses.

On June 19, 2000, the Company paid approximately $3,100,000 to terminate its lease at its idle London, England facility.

E.       Other Adjustments

During the three months ended April 2, 2000, the Company received various refunds of taxes previously paid.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

The Company has conducted no business operations after December 31, 1998.

The Company's financial statements are presented on a liquidation basis. See Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10K for the year ended December 31, 1999.

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings

No legal proceedings were filed against the Company, and there were no material developments in any pending legal proceedings, during the quarter ended April 2, 2000.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits required by Item 601 of Regulation S-K
                  Exhibit No. 27 - Financial Data Schedule.  See page 14.

         (b)      Reports on Form 8-K
                  No reports on Form 8-K were filed by the Company during the quarter ended April 2, 2000.

                           ENCORE COMPUTER CORPORATION

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Encore Computer Corporation

Date:    March 27, 2001




/s/ MICHAEL C. VEYSEY                                /s/ THOMAS N. RICH
--------------------------                           ---------------------------
Michael C. Veysey                                    Thomas N. Rich
President                                            Chief Financial Officer