Form 10-Q
period 2000-07-01
ENCORE COMPUTER CORP /DE/
filed 2001-03-28
CIK 764037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the Quarterly Period Ended July 1, 2000

                                       OR

[] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           ENCORE COMPUTER CORPORATION

          CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                        (In thousands, Except Share Data)

                                                           July 1,    December 31,
                                                            2000           1999
                                                        -----------    -----------
                                                        (Unaudited)
ASSETS
         Cash and cash equivalents                      $     1,955    $     3,637
         Due from Gores                                       1,098          2,944
         Other assets                                           442            453
                                                        -----------    -----------
                  Total assets                          $     3,495    $     7,034
                                                        ===========    ===========
LIABILITIES AND NET ASSETS IN LIQUIDATION
         Accounts payable and accrued liabilities       $     1,532    $     5,000
                                                        -----------    -----------
                  Total current liabilities                   1,532          5,000

Net assets in liquidation                                     1,963          2,034
                                                        -----------    -----------
                  Total liabilities and net assets
                     in liquidation                     $     3,495    $     7,034
                                                        ===========    ===========
Number of Preferred Shares outstanding                          -0-        432,114
                                                        ===========    ===========
Number of Common Shares outstanding                      80,746,722     67,450,907
                                                        ===========    ===========
Net assets in liquidation per Preferred Share                  $-0-    $      4.71
                                                        ===========    ===========
Net assets in liquidation per Common Share              $       .02    $      0.00
                                                        ===========    ===========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ENCORE COMPUTER CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                           IN LIQUIDATION (Unaudited)

                                 (In thousands)

                               Three Months Ended             Six Months Ended
                           July 1, 2000  June 27, 1999   July 1, 2000  June 27, 1999
                              -------       -------         -------       -------
Net assets in liquidation     $ 2,239       $(2,853)        $ 2,034       $(2,988)
  at beginning of period

         Interest income           44           125              87           260

         Other adjustments       (320)          -0-            (158)          -0-
                              -------       -------         -------       -------
Net assets in liquidation
  at end of period            $ 1,963       $(2,728)        $ 1,963       $(2,728)
                              =======       =======         =======       =======

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

The assets of the Company available for distribution to shareholders on liquidation of Encore would be (i) the Company's assets, less its liabilities, at July 1, 2000, plus or minus (ii) any sum by which the amount received from Gores is greater or less than the carrying value on the Company's July 1, 2000 Statement of Net Assets in Liquidation, plus or minus (iii) any amount by which costs related to the sale of the Company's businesses are less or greater than the accruals for them on the July 1, 2000 Statement of Net Assets in Liquidation, plus or minus (iv) any amounts by which the costs of liquidation and costs related to contingent liabilities, including pending litigation, are less or greater than the reserves reflected on the July 1, 2000 Statement of Net Assets in Liquidation, minus (v) expenses incurred after July 1, 2000 which have not been contemplated in the accruals.

Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated amounts.

The valuation of assets and liabilities necessarily requires many estimates and assumptions, and there are substantial uncertainties in liquidating the Company. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates based on present facts and circumstances, of the estimated realizable value of assets, estimated liabilities and estimated costs associated with carrying out the liquidation of the Company. The actual values and costs could be higher or lower than the amounts recorded as of July 1, 2000.

Accounts payable and accrued liabilities as of July 1, 2000 include estimates of costs to be incurred in carrying out the liquidation of the Company. The actual costs could vary significantly from the related provisions due to uncertainty related to the length of time required to liquidate the Company and complexities and contingencies.

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

D.       Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

                                        July 1,   December 31,
                                         2000        1999
                                        ------      ------
         Accrued restructuring costs    $  540      $3,750
         Accrued liquidation costs         992       1,250
                                        ------      ------
                                        $1,532      $5,000
                                        ======      ======

During the three months ended July 1, 2000, the Company paid $3,067,000 of previously accrued expenses.

E.       Other Adjustments

The following table summarizes other adjustments:

                          Three Months Ended                 Six Months Ended
                    July 1, 2000     June 27, 1999      July 1, 2000     June 27, 1999
                    ------------     -------------      ------------     -------------
Tax refunds              --                --              $ 162              --

Foreign exchange       (338)               --               (338)             --

Other                    18                --                 18              --

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

No legal proceedings were filed against the Company during the quarter ended July 1, 2000. In connection with the Encore shareholder lawsuits consolidated under the name In Re Encore Computer Corporation Shareholders Litigation, on June 16, 2000, the Delaware Chancery Court dismissed the action in its entirety on the defendants' motion for failure to state a claim. By notice dated July 10, 2000, two of the plaintiffs appealed the dismissal to the Delaware Supreme Court.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits required by Item 601 of Regulation S-K
                  Exhibit No. 27 - Financial Data Schedule. See page 14.

         (b)      Reports on Form 8-K
                  No reports on Form 8-K were filed by the Company during the quarter ended July 1, 2000.

                           ENCORE COMPUTER CORPORATION

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Encore Computer Corporation

Date: March 27, 2001


/s/ MICHAEL C. VEYSEY                               /s/ THOMAS N. RICH
--------------------------                          ----------------------------
Michael C. Veysey                                   Thomas N. Rich
President                                           Chief Financial Officer