Form 10-Q
period 2000-09-30
ENCORE COMPUTER CORP /DE/
filed 2001-03-28
CIK 764037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the Quarterly Period Ended September 30, 2000

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

                               Title of each class

                     Common Stock, par value $.01 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

On February 28, 2001 the registrant had 80,746,722 outstanding shares of common stock, par value $.01 per share.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           ENCORE COMPUTER CORPORATION

          CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                        (In thousands, Except Share Data)

                                                         September 30,  December 31,
                                                             2000           1999
                                                          -----------    -----------
                                                          (Unaudited)
ASSETS
         Cash and cash equivalents                        $     2,403    $     3,637
         Due from Gores                                           848          2,944
         Other assets                                             -0-            453
                                                          -----------    -----------
                  Total assets                            $     3,251    $     7,034
                                                          ===========    ===========
LIABILITIES AND NET ASSETS IN LIQUIDATION
         Accounts payable and accrued liabilities         $     1,023    $     5,000
                                                          -----------    -----------
                  Total current liabilities                     1,023          5,000

Net assets in liquidation                                       2,228          2,034
                                                          -----------    -----------
                  Total liabilities and net assets
                     in liquidation                       $     3,251    $     7,034
                                                          ===========    ===========
Number of Preferred Shares outstanding                            -0-        432,114
                                                          ===========    ===========
Number of Common Shares outstanding                        80,746,722     67,450,907
                                                          ===========    ===========
Net assets in liquidation per Preferred Share             $       -0-    $      4.71
                                                          ===========    ===========
Net assets in liquidation per Common Share                $       .03    $      0.00
                                                          ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ENCORE COMPUTER CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                           IN LIQUIDATION (Unaudited)

                                 (In thousands)

                                  Three Months Ended            Nine Months Ended
                              September 30,  September 26,   September 30,  September 26,
                                  2000           1999            2000           1999
                                -------        -------         -------        -------
Net assets in liquidation       $ 1,963        $(2,728)        $ 2,034        $(2,988)
  at beginning of period

       Interest income               29            115             116            375

       Settlement with Sun          -0-          2,500             -0-          2,500

       Other adjustments            236            773              78            773
                                -------        -------         -------        -------
Net assets in liquidation
  at end of period              $ 2,228        $   660         $ 2,228        $   660
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

The assets of the Company available for distribution to shareholders on liquidation of Encore would be (i) the Company's assets, less its liabilities, at September 30, 2000, plus or minus (ii) any sum by which the amount received from Gores is greater or less than the carrying value on the Company's September 30, 2000 Statement of Net Assets in Liquidation, plus or minus (iii) any amount by which costs related to the sale of the Company's businesses are less or greater than the accruals for them on the September 30, 2000 Statement of Net Assets in Liquidation, plus or minus (iv) any amounts by which the costs of liquidation and costs related to contingent liabilities, including pending litigation, are less or greater than the reserves reflected on the September 30, 2000 Statement of Net Assets in Liquidation, minus (v) expenses incurred after September 30, 2000 which have not been contemplated in the accruals.

Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated amounts.

The valuation of assets and liabilities necessarily requires many estimates and assumptions, and there are substantial uncertainties in liquidating the Company. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates based on present facts and circumstances, of the estimated realizable value of assets, estimated liabilities and estimated costs associated with carrying out the liquidation of the Company. The actual values and costs could be higher or lower than the amounts recorded as of September 30, 2000.

Accounts payable and accrued liabilities as of September 30, 2000 include estimates of costs to be incurred in carrying out the liquidation of the Company. The actual costs could vary significantly from the related provisions due to uncertainty related to the length of time required to liquidate the Company and complexities and contingencies.

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

D.       Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

                                        September 30,    December 31,
                                            2000            1999
                                           ------          ------
         Accrued restructuring costs       $  300          $3,750
         Accrued liquidation costs            723           1,250
                                           ------          ------
                                           $1,023          $5,000
                                           ======          ======

During the three months ended September 30, 2000, the Company paid $275,000 of previously accrued expenses.

E.       Other Adjustments

The following table summarizes other adjustments:

                             Three Months Ended             Nine Months Ended
                         September 30,  September 26,   September 30,  September 26,
                             2000           1999            2000           1999
                            ------         ------          ------         ------
Tax refunds                     --             --          $  162             --

Foreign exchange                --             --            (338)            --

Other, principally
  accrual adjustments       $  236             --             254             --

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

No legal proceedings were filed against the Company during the quarter ended September 30, 2000. In connection with the Encore shareholder lawsuits consolidated under the name In Re Encore Computer Corporation Shareholders Litigation, on June 16, 2000, the Delaware Chancery Court dismissed the action in its entirety on the defendants' motion for failure to state a claim. By notice dated July 10, 2000, two of the plaintiffs appealed the dismissal to the Delaware Supreme Court.

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