Form 10-K
period 2000-12-31
ENCORE COMPUTER CORP /DE/
filed 2001-07-03
CIK 764037

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10K
(MARK ONE)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the Fiscal Year Ended December 31, 2000
                                       OR
     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            ]
                  For the Fiscal Year Ended December 31, 2000

                          Commission File No. 0-13576

                          ENCORE COMPUTER CORPORATION
            (Exact name of registrant as specified in its charter)

               Delaware                                  04-2789167
----------------------------------------   -------------------------------------
       (State of Incorporation)                  (I.R.S. EMPLOYER I.D. NO.)

         34929 Curtis Boulevard
             Eastlake, Ohio                     44095
----------------------------------------   -------------------------------------
(Address of Principal Executive Offices)              (Zip Code)

Telephone:  (440) 953-5170

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. ___Yes   X  No
                                           ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

Aggregate market value, as of May 31, 2001 of Common Stock held by non-affiliates of the registrant: $1,852,000.

The number of shares outstanding of the registrant's only class of Common Stock as of May 31, 2001 was 80,746,722.

                                                    PART OF DOCUMENT
DOCUMENTS INCORPORATED BY REFERENCE:              IN WHICH INCORPORATED
                                           -------------------------------------



A list of all exhibits to this Form 10-K is on Page 41.

PART I
Item 1    Business
------------------

Until November 1997, Encore Computer Corporation ("Encore" or the "Company") was engaged in manufacturing, distributing and supporting (i) scalable real-time computer systems and (ii) data storage products for very large computer systems. In November 1997 the Company sold its storage products business and in January 1999 the Company completed the sale of its real time computer systems business effective December 31, 1998. Since January 1999, the Company's only assets have been cash, claims and receivables relating to the sales of its storage products and real-time computer systems businesses.

In 1989, Encore acquired the assets and assumed the liabilities of the Gould Electronics Inc.'s ("Gould") Computer Systems Division, which was significantly larger than Encore. From 1989 through November 1997, Gould (which is a wholly owned subsidiary of Japan Energy Corporation) had been the principal source of the Company's financing. During that period, the Company borrowed a total of $418 million from Gould and its affiliates. Encore had invested most of this in research and development. However, despite its efforts, Encore was unable to penetrate the marketplace for storage products and sales of its real-time computer systems declined significantly. By mid-1997 Gould had made it clear that it would not provide further financing to Encore, other than working capital to keep the storage products business operating for a short period until a pending sale could be completed.

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

Shortly before July 1, 1998, Sun asserted claims against Encore totaling $9,692,000. Because of that, on July 1, 1998, Sun paid only $25,308,000 of the $35,000,000, which was due on that date. On July 16, 1999, Sun and Encore entered a Settlement Agreement and Mutual Release pursuant to which Sun paid $2,500,000 to Gould (to which the balance of the receivable from Sun had been assigned) as a settlement for the receivable and Sun released these claims. Sun did not release Gould's other indemnification obligations related to Encore's obligations under the Asset Purchase Agreement.

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

In addition, Gould held approximately 48.44% of Encore's common stock, which Gould had obtained as part of the consideration for the sale of its Computer Systems Division to Encore in 1989 or through conversion of convertible preferred stock. In connection with the sale of Encore's storage products business to Sun, Encore and Gould agreed that Encore would repay the secured notes and unpaid interest thereon and redeem all the convertible preferred stock which Gould held for $60 million, of which $25 million was to be paid at the closing of the Sun transaction, and the balance was to be satisfied with the second payment due from Sun. In addition, Gould agreed that if it received the entire $35 million by July 31, 1998, Gould would waive its right to receive additional shares of preferred stock with a liquidation preference of approximately $43 million, which were due to it as past-due dividends on the convertible preferred stock which was being redeemed. Finally, Gould agreed that if Encore were liquidated before November 24, 1999, Gould would waive any right it had as a holder of Encore's common stock with regard to the first $30 million of liquidating distributions made to Encore's common stockholders.

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

On December 30, 1999, Encore paid Gould the $7,192,000 balance due as a result of the redemption of convertible preferred stock from Gould, and Gould, among other things, agreed (i) to convert the dividend shares into common stock and
(ii) that if Encore were liquidated before November 24, 2000, Gould would waive any right it had as a holder of Encore's common stock with regard to the first $30 million of liquidating distributions made to Encore's common stockholders. Additionally, Gould agreed to indemnify Encore for any obligations it might incur to indemnify its current and future directors, up to a total of $7,192,000. On January 20, 2000, Gould converted its convertible preferred stock into 13,295,815 shares of common stock.

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

In order to reduce this balance, Gores agreed to make payments on Encore's behalf relating to the closing of certain foreign offices. Such payments included lease termination fees and payment of taxes. During fiscal 1999, Gores paid $35,000 relating to the termination of Encore's Belgium office lease. Subsequent to December 31, 1999, Gores paid approximately $1,845,000 relating to lease termination costs and a tax settlement. After these payments, the receivable balance amounted to $1,098,000. Gores agreed to make cash payments to Encore for the remainder of the balance. In August and October 2000, Encore received payments totaling $500,000 toward the receivable balance. In February 2001, Encore received the remaining $598,000 plus an additional $16,000. Certain disputed items remain, including reimbursement by Gores of amounts received pursuant to a lease termination and indemnification claim by Gores relating to contracts assumed in the acquisition of the real time business.

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

The assets of the Company available for distribution to shareholders on liquidation of Encore would be (i) the Company's assets, less its liabilities, at December 31, 2000, plus or minus (ii) any sum by which the amount received from Gores is greater or less than the carrying value on the Company's December 31, 2000 balance sheet, plus or minus (iii) any amounts by which the costs of liquidation and costs related to contingent liabilities, including pending litigation, are less or greater than the reserves reflected on the December 31, 2000 balance sheet, minus (iv) expenses incurred after December 31, 2000 which have not been contemplated in the accruals.

Item 2    Properties
--------------------

The Company does not own any facilities.

On June 19, 2000, the Company terminated its lease at its idle London facility and has no further lease obligations for facilities.

Item 3    Legal Proceedings
---------------------------

Shortly before the Sun transaction was closed, shareholders of the Company brought a lawsuit in the Delaware Chancery Court against Gould and the Company's then Directors, C. David Ferguson, Robert Fedor, Rowland Thomas and Kenneth Fisher. Three similar shareholder suits were also filed and all four suits have been consolidated as Civil Action #16044, In Re Encore Computer Corporation
                                          ---------------------------------
Shareholders Litigation. The shareholders filed an amended complaint adding
-----------------------
directors Michael Veysey and Thomas Rich as defendants and eliminating the Company as a defendant. The defendants moved to dismiss the amended complaint and that motion was granted in June 2000. In July 2000, two of the Plaintiffs filed a notice of appeal to the Delaware Supreme Court. Although the Company is not a party to the litigation, the Company is obligated to indemnify its officers and directors against liability for matters such as those which are the subject of the litigation. Late in 2000, the plaintiffs tentatively agreed to settle the suit on a basis that would not require settlement payments by directors and officers that would be subject to indemnification by the Company. Such settlement is subject to documentation and court approval.


Item 4  Submissions of Matters to a Vote of Security Holders
------------------------------------------------------------

None

PART II

Item 5 Market for Registrant's Common Equity and Related Stockholder Matters
----------------------------------------------------------------------------

The Company's common stock is traded on the OTC Bulletin Board under the symbol ENCC.

The high and low closing sale prices of Encore's common stock are shown for fiscal years 2000 and 1999 in the table below:

                                 Fiscal 2000                Fiscal 1999
                           -------------------------  ------------------------
                              High          Low         High           Low
                           -------------------------  ------------------------

     1/st/ Quarter              .0625        .015625        .05        .015625
     2nd Quarter                .0625        .015625        .04        .015625
     3rd Quarter               .03125        .015625        .04        .015625
     4/th/ Quarter            .015625        .015625        .04            .01

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

BankBoston, N.A.
c/o Boston EquiServe, L.P.
P.O. Box 8040
Mail Stop 45-02-64
Boston, Massachusetts 02266-8040.

As of May 31, 2001, there were 2,333 holders of record of the Company's common stock. The Company has never paid, and will not pay in the future, cash dividends on its common stock.

Item 6 Selected Financial Data
------------------------------

(in thousands except                                For the year ended December 31,
                                                    -------------------------------
  per share data)                       2000        1999        1998         1997          1996
                                        ----        ----        ----         ----          ----
Net sales                                N/A         N/A      $ 20,435    $ 29,486      $ 47,627
Operating loss                           N/A         N/A        (7,474)    (76,528)      (67,218)
Gain on Sun Transaction                  N/A         N/A        25,308     119,890            --
Net income (loss)                        N/A         N/A        16,658      34,164       (70,732)
Changes in net assets
   in liquidation (2)                 $  486     $ 5,022           N/A         N/A           N/A
Basic income (loss)
   per common share (1)                  N/A         N/A          0.24        0.11         (2.61)
Weighted average shares of
   common stock
   outstanding (1)                       N/A         N/A        67,451      40,568        36,810
Working capital                          N/A         N/A           N/A     (21,617)      (67,295)
Total assets                           3,170       7,034        16,753      37,451        69,256
Long term debt                            --          --            --          --           476
Shareholders' equity
  (capital deficiency)                   N/A         N/A           N/A     (19,646)      (34,010)
Net assets in liquidation (2)          2,520       2,034        (2,988)        N/A           N/A
Net assets in liquidation
   per common share (2)               $  .03           0             0         N/A           N/A


(1) During 1998, 1997, and 1996, preferred stock dividends amounted to $533,000, $29,579,900, and $25,413,000, respectively. All preferred stock dividends were paid in additional shares of preferred stock or were accumulated.

(2) The Company ceased operating activities as of December 31, 1998. Additionally, management expects that liquidation of the Company will occur. As a result, the Company has adopted the liquidation basis of accounting as of December 31, 1998 and for all periods subsequent to December 31, 1998.

Item 7    Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
          Results of Operations
          ---------------------

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

The Board of Directors terminated the employment of the Company's President on September 30, 1998 and the employment of the Company's Chief Executive Officer on November 24, 1998 in view of the fact that the Company no longer had any active business. The Company's staff was reduced to its General Counsel, who took the position of President, its Chief Financial Officer, its Vice President of Human Resources (who continued to be involved in employee compensation matters arising out of the sales of the storage products and the real-time computer systems businesses) and a few clerical and administrative employees. In fiscal 1999, all remaining employees were terminated. The Company also moved its offices to a substantially smaller space, which it occupied under a short-term lease. Those offices were closed on or about June 30, 1999, and the Company's further activities are conducted in space provided by Gould in Eastlake, Ohio. Management expects that liquidation of the Company will occur. As a result, the Company adopted the liquidation basis of accounting as of December 31, 1998 and for all periods subsequent to December 31, 1998.

The assets of the Company available for distribution to shareholders on liquidation of Encore would be (i) the Company's assets, less its liabilities, at December 31, 2000, plus or minus (ii) any sum by which the amount received from Gores is greater or less than the carrying value on the Company's December 31, 2000 balance sheet, plus or minus (iii) any amounts by which the costs of liquidation and costs related to contingent liabilities, including pending litigation, are less or greater than the reserves reflected on the December 31, 2000 balance sheet, minus (iv) expenses incurred after December 31, 2000 which have not been contemplated in the accruals.

Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated amounts.

Comparison of 2000 and 1999 and 1998

The Company ceased operations when the Gores transaction was entered into on December 31, 1998. Throughout 2000 and 1999, the Company continued to settle liabilities. During fiscal 2000 and1999, previously established accruals for termination and wind down costs were adjusted based on revised estimates of the ultimate cost of such activities. Such revisions included reduction for overaccruals of taxes and the cost of closing foreign offices.

Liquidity and Capital Resources

In fiscal 2000, the Company received $500,000 from Gores as a partial payment of amounts owed. In February 2001, the Company received the remaining amounts due. In fiscal 1999, the Company received $2,750,000 from the sale of its real-time computer systems business. Additionally, the Company received $2,500,000 from the Settlement Agreement and Mutual Release with Sun. The Company does not expect to receive any significant additional amounts of cash as it continues to wind down its affairs. Throughout 2000 and 1999, the Company used its existing cash resources to settle liabilities to further the wind down of its affairs.

At December 31, 2000, the Company had cash and cash equivalents totaling $2,556,000 and was owed $614,000 by Gores, which was received in February 2001. Its only need for funds is to pay additional sums in connection with the termination and liquidation of its businesses, which were estimated at $650,000, including ongoing expenses.

Year 2000

The Company determined that year 2000 issues had no impact on the Company's future financial statements in light of the Sun Transaction and the Gores Transaction. The Company does not have an ongoing business.

Cautionary Statement Relating to Forward-Looking Statements

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations and beliefs concerning future events. These statements by their nature involve substantial risks and uncertainties and actual events or results may differ as a result of these and other factors. The principal factors that could cause the Company's actual results to differ materially from those in the forward-looking statements include material differences between actual liquidation costs and those which have been estimated. (See Exhibit 99 incorporated herein by reference to the Company's Form 10-Q for the period ended June 30, 1996.)

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Shareholders and Directors
of Encore Computer Corporation

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the consolidated net assets in liquidation of Encore Computer Corporation and subsidiaries (collectively the "Company") at December 31, 2000 and 1999, the consolidated changes in net assets in liquidation for the years then ended and the consolidated results of its operations and its cash flows for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America applied on the basis described in Note A to the financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note A, management expects that liquidation will occur. As a result, the Company changed its basis of accounting as of and for periods subsequent to December 31, 1998 from a going concern basis to a liquidation basis.


 PricewaterhouseCoopers LLP

Miami, Florida
May 30, 2001

ENCORE COMPUTER CORPORATION
CONSOLIDATED STATEMENT OF CHANGES
IN NET ASSETS IN LIQUIDATION

(In thousands)

                                                                    Year Ended             Year Ended
                                                                 December 31, 2000     December 31, 1999
                                                                 -----------------     -----------------
Net assets in liquidation at beginning of period                            $2,034               ($2,988)

     Adjustment of net assets in liquidation:
          Settlement with Sun                                                                      2,500
          Refund of taxes                                                                            453
          Foreign exchange loss                                               (338)                    0
          Other adjustments of estimated amounts                               672                 1,559

     Interest income                                                           152                   510
                                                                            ------                ------
Net assets in liquidation at end of period                                  $2,520                $2,034
                                                                            ======                ======

The accompanying notes are an integral part of these consolidated financial statements.

ENCORE COMPUTER CORPORATION
Consolidated Statements of Operations
-------------------------------------------------------------------------------
(in thousands except per share data)
-------------------------------------------------------------------------------

                                                               Year Ended
                                                              December 31,
                                                                  1998
                                                           --------------------
Net sales:
  Equipment                                                               8,263
  Service                                                                12,172
                                                           --------------------
      Total                                                              20,435
                                                           --------------------

Costs and expenses:
  Cost of equipment sales                                                 4,492
  Cost of service sales                                                   8,246
  Research and development                                                1,213
  Sales, general and administrative                                       8,489
  Termination charge (Note B)                                               (62)
  Liquidation costs                                                       5,531
                                                           --------------------
     Total                                                               27,909
                                                           --------------------

Operating loss                                                           (7,474)
  Interest expense, principally
     related parties                                                       (374)
  Interest income                                                           847
  Other expense, net                                                       (140)
  Gain on Sun Transaction                                                25,308
  Loss on Gores Transaction                                              (1,822)
                                                           --------------------

Net income before income taxes                                           16,345

(Benefit) Provision for income taxes                                       (313)
                                                           --------------------

 Net income                                                              16,658
                                                           ====================


 Net income per common share:

  Net income attributable to common
  shareholders                                                           16,125
                                                           ====================

  Basic earnings per common share                                          0.24
                                                           ====================

  Diluted earnings per common share                                        0.21
                                                           ====================

Weighted average shares
  of common stock-basic                                                  67,451
                                                           ====================

Weighted average shares
  of common stock-diluted                                                80,747
                                                           ====================

The accompanying notes are an integral part of the consolidated financial statements.

The Company has adopted the liquidation basis of accounting as of December 31, 1998 and for all periods subsequent to December 31, 1998. Therefore, no statements of operations for periods subsequent to December 31, 1998 are presented.

ENCORE COMPUTER CORPORATION
---------------------------
Consolidated Statements of Net Assets in Liquidation
--------------------------------------------------------------------------------
(in thousands except share data)
--------------------------------

                                                                      December 31,                           December 31,
                                                                         2000                                   1999
                                                                ------------------------              ------------------------
ASSETS
  Cash and cash equivalents                                     $                  2,556              $                  3,637
  Due from Gores                                                                     614                                 2,944
  Prepaid expenses and other current assets                                            0                                   453
                                                                ------------------------              ------------------------
     Total assets                                               $                  3,170              $                  7,034
                                                                ========================              ========================


LIABILITIES AND NET ASSETS IN LIQUIDATION
  Accounts payable and accrued liabilities                      $                    650              $                  5,000
                                                                ------------------------              ------------------------
     Total current liabilities                                                       650                                 5,000

Commitments and contingencies (Note G)

Net assets in liquidation                                                          2,520                                 2,034

                                                                ------------------------              ------------------------
     Total liabilities and net assets in liquidation            $                  3,170              $                  7,034
                                                                ========================              ========================

Number of Preferred Shares outstanding                                                 0                               432,114
                                                                ========================              ========================

Number of Common Shares outstanding                                           80,746,722                            67,450,907
                                                                ========================              ========================

Net assets in liquidation per Preferred Share                   $                   0.00              $                   4.71
                                                                ========================              ========================

Net assets in liquidation per Common Share                      $                   0.03              $                   0.00
                                                                ========================              ========================

The accompanying notes are an integral part of the consolidated financial statements.

ENCORE COMPUTER CORPORATION
---------------------------
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
(in thousands)
--------------

                                                                                                       Year Ended
                                                                                                       December 31,
                                                                                                           1998
                                                                                                -----------------------
Cash flows from operating activities:
  Net income                                                                                    $               16,658
  Adjustments to arrive at net cash used
    in operating activities:
    Depreciation and amortization                                                                                  887
    Non cash compensation                                                                                      -
    Inventory obsolescence and writedown to lower
      of cost or market                                                                                        -
    Equity in loss of joint venture                                                                            -
    Bad debt provision (credit)                                                                                    468
    Termination charges                                                                                            (62)
    Liquidation costs                                                                                            5,531
    Gain on Sun Transaction                                                                                    (25,308)
    Loss on Gores Transaction                                                                                    1,822
    Foreign exchange (gain) loss                                                                                   (13)
    Loss on disposal of property and equipment-Other                                                               135
  Net changes in operating assets and liabilities:
    Accounts receivable                                                                                           (347)
    Inventories                                                                                                   (318)
    Prepaid expenses and other current assets                                                                      411
    Other assets                                                                                                   292
    Accounts payable and accrued liabilities                                                                   (13,115)
    Other liabilities                                                                                          -
                                                                                                 ---------------------
       Net cash used in operating activities                                                                   (12,959)
                                                                                                 ---------------------
Cash flows from investing activities:
    Additions to property and equipment                                                                           (403)
    Proceeds from Sun Transaction                                                                               25,308
    Advanced to Gores                                                                                           (4,622)
    Proceeds from sale of property and equipment-Other                                                         -
                                                                                                ----------------------
      Net cash provided (used) in investing activities                                                          20,283
                                                                                                ----------------------

Cash flows from financing activities:
    Net (payments) borrowings  under loan
      agreements                                                                                               (25,308)
    Principal payments of long term debt                                                                       -
    Dividends paid on Preferred Stock                                                                          -
    Retirement of Preferred Stock                                                                              -
    Issuance of Common Stock                                                                                   -
                                                                                                ----------------------
      Net cash used in financing activities:                                                                   (25,308)
                                                                                                ----------------------
Effect of exchange rate changes on cash                                                                            (55)
                                                                                                ----------------------
(Decrease) increase in cash and cash equivalents                                                               (18,039)
Restricted cash                                                                                                 12,785
                                                                                                ----------------------
                                                                                                                (5,254)
Cash and cash equivalents, beginning                                                                            14,544
                                                                                                ----------------------
Cash and cash equivalents, ending                                                               $                9,290
                                                                                                ======================

The accompanying notes are an integral part of the consolidated financial statements.

The Company has adopted the liquidation basis of accounting as of December 31, 1998 and for all periods subsequent to December 31, 1998. Therefore, no statements of cash flows for periods subsequent to December 31, 1998 are presented.

ENCORE COMPUTER CORPORATION
---------------------------
Consolidated Statements of Cash Flows
-------------------------------------

Supplemental disclosure of cash flow information (in thousands):

                                                                                                          1998
                                                                                                -----------------------
  Cash paid during the year for interest                                                        $                    32

  Cash paid during the year for income taxes                                                    $                   500


Non-cash investing and financing activities:

  Indebtedness exchanged for preferred stock                                                    $              -

  Due to Gould Electronics in connection
    with the sale of asset to Sun                                                               $              -


The accompanying notes are an integral part of the consolidated financial statements.


The Company has adopted the liquidation basis of accounting as of December 31, 1998 and for all periods subsequent to December 31, 1998. Therefore, no statements of cash flows for periods subsequent to December 31, 1998 are presented.

ENCORE COMPUTER CORPORATION
Consolidated Statements of Shareholders' Equity (Capital Deficiency)
------------------------------------------------------------------------------------------------------------------------------------
(in thousands except share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   Preferred Stock
                                                 -----------------------------------------------------------------------------------
                                                      Series A              Series B             Series D             Series E
                                                 -------------------- -------------------- --------------------- -----------------
                                                               Par                  Par                   Par                Par
                                                   Shares     Value     Shares     Value     Shares      Value    Shares    Value
                                                 ----------- -------- ----------- -------- ----------  --------- --------- -------
Balance January 1, 1998                               -       $   -           -    $   -           -     $   -          -   $   -

Shares issued through employee stock purchase plan at an average price of $0.23 per share

Issuance of Preferred Stock Series B, D, E, F,
    G, H and I accumulated dividends                                     64,905        1     104,190         1    106,501       1

Dividends issued to Preferred  Stockholders
    in shares of Series B, D, E, F, G, H and I                              811        -       1,301         -      1,331       -

Net income
                                                 ------       -----    --------    -----   ---------     -----   --------   -----

Balance December 31, 1998                             -       $   -      65,716    $   1     105,491     $   1    107,832   $   1


Changes in net assets in liquidation
                                                 ------       -----    --------    -----   ---------     -----   --------   -----
Balance December 31, 1999                             -       $   -      65,716    $   1     105,491     $   1    107,832   $   1


Changes in net assets in liquidation

Conversion of Preferred Stock Series B,
  D, E, F, G, H and I to Common Stock                                   (65,716)      (1)   (105,491)       (1)  (107,832)     (1)

                                                 ------       -----    --------    -----   ---------     -----   --------   -----
Balance December 31, 2000                             -       $   -           -    $   -           -     $   -          -   $   -
                                                 ======       =====    ========    =====   =========     =====   ========   =====

                                                   --------------------------------------------------
                                                            Series F                 Series G
                                                   -------------------------- ----------------------
                                                                     Par                      Par
                                                      Shares        Value       Shares       Value
                                                   ------------  ------------ -----------  ---------
Balance January 1, 1998                                    -        $   -            -       $   -

Shares issued through employee stock purchase plan at an average price of $0.23 per share

Issuance of Preferred Stock Series B, D, E, F,
    G, H and I accumulated dividends                  49,832            -       53,474           1

Dividends issued to Preferred  Stockholders
    in shares of Series B, D, E, F, G, H and I           622            -          668           -

Net income
                                                    --------        -----     --------       -----

Balance December 31, 1998                             50,454        $   -       54,142       $   1


Changes in net assets in liquidation
                                                    --------        -----     --------       -----
Balance December 31, 1999                             50,454        $   -       54,142       $   1


Changes in net assets in liquidation

Conversion of Preferred Stock Series B,
  D, E, F, G, H and I to Common Stock                (50,454)                  (54,142)         (1)

                                                    --------        -----     --------       -----
Balance December 31, 2000                                  -        $   -            -       $   -
                                                    ========        =====     ========       =====

The accompanying notes are an integral part of the consolidated financial statements.

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                            Common Stock
------------------------------------------------- -----------------------------
        Series H                 Series I                                                                            Shareholders'
------------------------- -----------------------                                  Additional                           Equity
                   Par                     Par                          Par          Paid-in        Accumulated       (Capital
    Shares        Value       Shares      Value        Shares          Value         Capital          Deficit        Deficiency)
---------------  -------- -------------- -------- ----------------- -----------   -------------    ------------    ---------------
         -        $   -           -       $   -      67,447,309       $  674      $  427,012       $  (447,332)      $  (19,646)


                                                          3,598            1               -                                  1


    32,702            -      15,180           -                                           (4)                                 -


       408            -         189           -                                           (1)                                (1)

                                                                                                        16,658           16,658
   -------        -----    --------       -----     -----------       ------      ----------       -----------       ----------

    33,110        $   -      15,369       $   -      67,450,907       $  675      $  427,007       $  (430,674)      $   (2,988)


                                                                                                         5,022            5,022
   -------        -----    --------       -----     -----------       ------      ----------       -----------       ----------
    33,110        $   -      15,369       $   -      67,450,907       $  675      $  427,007       $  (425,652)      $    2,034


                                                                                                           486              486

   (33,110)                 (15,369)                 13,295,815          132            (128)

   -------        -----    --------       -----     -----------       ------      ----------       -----------       ----------
         -        $   -           -       $   -      80,746,722       $  807      $  426,879       $  (425,166)      $    2,520
   =======        =====    ========       =====     ===========       ======      ==========       ===========       ==========

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

Intention of Liquidation
During fiscal 1997, Encore Computer Corporation ("Encore" or the "Company") sold substantially all of its storage products business assets to Sun Microsystems, Inc. ("Sun"). Furthermore, during fiscal 1998, the Company sold its real-time computer systems business to Gores Technology Group. After these transactions, management contemplated that the Company would be liquidated. However, because of a provision of the agreements relating to Encore's sale of its storage products business to Sun, Encore's stockholders could not vote on the liquidation of Encore at the meeting on September 11, 1998, at which they approved the sale of the real-time computer systems business. The Board of Directors terminated the employment of the Company's President on September 30, 1998 and the employment of the Company's Chief Executive Officer on November 24, 1998 in view of the fact that the Company no longer had any active business. The Company's staff was reduced to its General Counsel, who took the position of President, its Chief Financial Officer, its Vice President of Human Resources (who continued to be involved in employee compensation matters arising out of the sales of the storage products and the real-time computer systems businesses) and a few clerical and administrative employees. The Company also moved its offices to a substantially smaller space, which it occupied under a short-term lease. Those offices were closed on or about June 30, 1999, and the Company's further activities are conducted in space provided by Gould Electronics Inc. ("Gould") in Eastlake, Ohio. Management expects that liquidation of the Company will occur. As a result, the Company has adopted the liquidation basis of accounting as of December 31, 1998 and for all periods subsequent to December 31, 1998.

The assets of the Company available for distribution to shareholders on liquidation of Encore would be (i) the Company's assets, less its liabilities, at December 31, 2000, plus or minus (ii) any sum by which the amount received from Gores is greater or less than the carrying value on the Company's December 31, 2000 statement of net assets in liquidation, plus or minus (iii) any amount by which severance and other costs related to the sale of the Company's businesses are less or greater than the accruals for them on the December 31, 2000 statement of net assets in liquidation, plus or minus (iv) any amounts by which the costs of liquidation and costs related to contingent liabilities, including pending litigation, are less or greater than the reserves reflected on the December 31, 2000 statement of net assets in liquidation, minus (v) expenses incurred after December 31, 2000 which have not been contemplated in the accruals.

Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated amounts.

The valuation of assets and liabilities necessarily requires many estimates and assumptions, and there are substantial uncertainties in liquidating the Company. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the estimated realizable values of assets, estimated liabilities and estimated costs associated with carrying out the liquidation of the Company. The actual values and costs could be higher or lower than the amounts recorded as of December 31, 2000.

Accounts payable and accrued liabilities as of December 31, 2000 include estimates of costs to be incurred in carrying out the liquidation of the Company. The actual costs could vary significantly from the related provisions due to uncertainty related to the length of time required to liquidate the Company and complexities and contingencies.

The Company provided employees with salary continuation in the event of an employee's involuntary termination. The Company recorded the estimated cost of post-employment benefits at the date of the event, giving rise to the liability to pay those benefits. The salary continuation costs amounting to approximately $1,629,000 are included in the 1998 consolidated statement of operations. There were no salary continuation costs in fiscal 2000 or 1999.

Principles of Consolidation
The accompanying financial statements include the accounts of Encore and its wholly owned subsidiaries. All material intercompany transactions have been eliminated.

Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments with maturities at the date of purchase of three months or less.

Revenue Recognition
Revenue related to equipment and software sales was recognized upon shipment. With respect to the Company's storage product line, during the product introductory period, revenue was recognized upon customer acceptance. The Company expected acceptance to occur within thirty days of shipment. Service revenue was recognized over the term of the related maintenance agreements, which approximated the timing of services performed.

Inventories
Inventories were stated at the lower of cost or market. Cost was determined by the first-in, first-out method. Loaned equipment, which consisted primarily of finished computer systems that were loaned to customers for test and evaluation was classified as inventory only if the equipment was intended for resale and anticipated to be in service for a period of less than 12 months prior to sale. Loaned equipment in service for more than 12 months was classified as property and equipment.

Property and Equipment
Property and equipment was stated at cost. Property and equipment included customer service inventory, which consisted principally of spare parts utilized to support repairs at customer installations and was generally not available for resale. Additions, renewals and improvements were capitalized, and repair and maintenance costs were expensed. Upon an asset retirement or disposition, the cost and related accumulated depreciation were removed from the accounts and any resulting gain or loss was reflected in the results of operations. Depreciation was provided on a straight-line basis over the estimated lives of the assets, generally three years for loaned equipment, five years for equipment and customer service inventory, ten years for furniture and fixtures, and 25 to 30 years for buildings. Leasehold improvements were amortized over their expected useful lives or the lease term, whichever was shorter.

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

Preferred stock dividends amounted to $533,000 for 1998. All preferred stock dividends were paid in additional shares of the appropriate class of preferred stock.

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

Warranties
The Company provided a standard product warranty on its real-time computer systems for parts and labor, which generally extended ninety days from the date of installation, but on certain products for up to one year. Gores assumed all warranty obligations relating to the Company's installed real-time product base. On its storage product line, the standard product warranty for parts and labor generally extended two, and in some cases, three years from the date of installation. Sun assumed all warranty obligations relating to the Company's installed storage product base. The estimated cost of providing warranty on products sold was included in cost of sales at the time revenue was recognized. These estimates were based upon historical data for mature products and engineering estimates for new products. Actual warranty costs were reviewed on a quarterly basis and subsequent estimates adjusted appropriately. Management does not expect any significant losses from product warranties in the future.

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

Shortly before July 1, 1998, Sun asserted claims against Encore totaling $9,692,000. Because of that, on July 1, 1998, Sun paid only $25,308,000 of the $35,000,000, which was due on that date. On July 16, 1999, Sun and Encore entered a Settlement Agreement and Mutual Release pursuant to which Sun paid $2,500,000 to Gould as a settlement for the receivable and Sun released these claims. Sun did not release Gould's other indemnification obligations related to Encore's obligations under the Asset Purchase Agreement.

On November 24, 1997, Gould held (i) notes, secured by all of Encore's assets, under which Encore owed Gould $93.55 million for money Encore had borrowed from Gould plus unpaid interest, and (ii) convertible preferred stock of Encore with a liquidation preference totaling $411 million, which Encore had issued to Gould between 1991 and 1996 in exchange for cancellation of indebtedness for money Encore had borrowed from Gould and interest on those borrowings. In addition, Gould held approximately 48.44% of Encore's common stock, which Gould had obtained as part of the consideration for the sale of its Computer Systems Division to Encore in 1989 or through conversion of convertible preferred stock. In connection with the sale of Encore's storage products business to Sun, Encore and Gould agreed that Encore would redeem all the convertible preferred stock which Gould held for $60 million, of which $25 million was to be paid at the closing of the Sun transaction, and the balance was to be satisfied with the second payment due from Sun. In addition, Gould agreed that if it received the entire $35 million by July 31, 1998, Gould would waive its right to receive additional shares of preferred stock with a liquidation preference of approximately $43 million, which were due to it as past-due dividends on the convertible preferred stock which was being redeemed.

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

On December 30, 1999, the Company paid $7,192,000 to Gould to settle its obligation for the amounts withheld by Sun, and Gould, among other things, agreed to convert the dividend shares into common stock and agreed that if Encore were liquidated before November 24, 2000, Gould would waive any right it had as a holder of Encore's common stock with regard to the first $30 million of liquidating distributions made to Encore's common stockholders. Additionally, Gould agreed to indemnify Encore for any obligations it might incur to indemnify its current and future directors, up to a total of $7,192,000. On January 20, 2000, Gould converted its convertible preferred stock to 13,295,815 shares of common stock.

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

Subsequent to December 31, 1999, Gores paid approximately $1,845,000 relating to lease termination costs and a tax settlement. After these payments, the receivable balance amounted to $1,098,000. Gores agreed to make cash payments for the remainder of the receivable balance. In August and October 2000, Encore received payments totaling $500,000 toward the receivable balance. In February 2001, the Company received the remaining $598,000 plus an additional $16,000. Certain disputed items remain, including reimbursement by Gores of amounts received pursuant to a lease termination and indemnification claim by Gores relating to contracts assumed in the acquisition of the real time business.

D.   Property and Equipment

Depreciation expense in 1998 amounted to $736,000. Fixed assets with a net book value of approximately $27,148,000 and $595,000 were sold to Sun Microsystems and Gores Technology Group, respectively. There are no fixed assets as of December 31, 2000 or 1999.

E.   Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

                                               December 31,         December 31,
                                                   2000                 1999
                                                   ----                 ----
         Accrued restructuring costs               $150               $3,750
         Accrued liquidation costs                  500                1,250
                                                   ----               ------
                                                   $650               $5,000
                                                   ====               ======


F.   Income Taxes

The Company utilized the liability method of accounting for deferred income taxes and recorded a provision of $1,903,000, for the year ended 1997. There was no taxable income for the years ended December 31, 2000, 1999 and 1998.

The significant components of the deferred tax assets and liabilities as of December 31, 2000 and 1999 were as follows (in thousands):

                                                   December 31,     December 31,
                                                       2000             1999
                                                   ------------     ------------
Deferred tax assets:
    Net operating losses                              $ 143,849       $ 143,477
    Research and experimental credits                     2,272           2,272

    Accrued restructuring                                 1,316           1,900
                                                          -----           -----
                                                        147,437         147,649
Valuation allowance                                    (147,437)       (147,649)
                                                   ------------    ------------

    Net                                               $      -0-             -0-
                                                   ============    ============


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

At December 31, 2000, the Company has available approximately $50,000,000 of pre change net operating losses. Of this amount, a maximum of approximately $16,000,000 will be allowable in future years after application of the Section 382 limitation. In addition, pre change tax credit carryforwards, principally research and development credits, of approximately $1,750,000, AMT credits of $522,000 and post change net operating losses of $279,900,000 will be available to offset future taxable income. These net operating losses and tax credit carryforwards expire in the years 1999 through 2020. Future changes in share ownership could result in another Section 382 limitation. For financial reporting purposes, the full amount of the deferred tax assets was offset by a valuation allowance due to uncertainties associated with the eventual realization of such benefits.


G.   Contingencies

Litigation

Shortly before the Sun Transaction was closed, shareholders of the Company brought a derivative suit in the Delaware Chancery Court against Gould and the Company's then directors, C. David Ferguson, Robert Fedor, Rowland Thomas and Kenneth Fisher. Three similar shareholder suits were also filed and all four suits have been consolidated as Civil Action #16044, In Re Encore Computer
                                                     ---------------------
Corporation Shareholders Litigation. The shareholders filed an amended complaint
-----------------------------------
adding directors Michael Veysey and Thomas Rich as defendants and eliminating the Company as other than a nominal defendant. The defendants moved for summary judgement and that motion was granted on June 16, 2000. Two of the Plaintiffs filed a notice of appeal to the Delaware Supreme Court. Although the Company is not a party to the litigation, the Company has indemnified its officers and directors against liability for matters such as those which are the subject of the litigation. Nonetheless, the Company does not believe the shareholder suit will have a significant financial impact on the Company.

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

H.   Earnings Per Share

The following table reconciles for the year ended 1998, net income (loss) and weighted average shares outstanding used to calculate basic and diluted earnings
(loss) per share (in thousands except per share data):

Basic                                                                    1998
-----                                                                    ----
Net income (loss)                                                      $16,658

Series B, D, E, F, and G Preferred Stock Dividends                         ---

Series B, D, E, F, G, H, and I Preferred Stock Dividends                  (533)
                                                                       -------

Net income (loss) attributable to common shareholders                  $16,125
                                                                       =======

Weighted average common shares outstanding                              67,451
                                                                       -------

Basic income (loss) per common share                                      0.24
                                                                       =======

Diluted                                                                  1998
-------                                                                  ----

Net income (loss)                                                      $16,658
Weighted average common shares outstanding                              67,451

Series A assumed converted                                                ----
Series B assumed converted                                               2,022
Series D assumed converted                                               3,246
Series E assumed converted                                               3,318
Series F assumed converted                                               1,552
Series G assumed converted                                               1,666
Series H assumed converted                                               1,019
Series I assumed converted                                                 473

Exercise of options reduced by the number
  of shares purchased with proceeds                                     ------
                                                                          ----

Weighted average shares outstanding                                     80,747
                                                                        ======

Diluted income (loss) per common share:                                   0.21
                                                                        ======


I.   Capital Stock

Stock Compensation Plan

At December 31, 1998, the Company had a Long Term Performance Plan (the "Performance Plan"), which was approved by the shareholders of the Company on June 27, 1995 and replaced all previous stock option plans. Shares of common stock were reserved for issuance to officers, directors, ___ employees and certain consultants. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan or its stock purchase plan. Had compensation cost for the Company's stock based compensation plan been determined based on the fair value at the grant dates for awards under the plans consistent with the method of FASB Statement 123, the Company's 1998 net income
(loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below:
                                                                 1998
                                                                 ----

      Net income              As reported                      $16,658
                              Pro forma                        $16,438

      Income per share        As reported                      $  0.24
                              Pro forma                        $  0.24

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1998: risk-free interest rates of 5.625 percent; dividend yield of 0 percent; expected life of 4 years; and volatility of 234.6 percent.

A summary of the status of the Company's stock options as of December 31, 2000,
 1999 and 1998 and changes during the years ending on those dates is presented below:


                                            2000                 1999                   1998
                                     -----------------    ------------------     ------------------
                                              Weighted              Weighted               Weighted
                                               Average               Average                Average
                                     Shares   Exercise    Shares    Exercise     Shares    Exercise
                                      (000)     Price      (000)      Price       (000)      Price
                                     -----------------    ------------------     ------------------
Outstanding at beginning
  of year                             1,929     $2.09      4,918      $1.56       9,020      $1.62

Forfeited                            (1,100)    $1.67     (2,989)     $0.94      (4,102)     $2.09
                                     ------               ------                 ------

Outstanding at end of year              829     $2.65      1,929      $2.09       4,918      $1.56
                                     ======               ======                 ======

Options exercisable at year end         805                1,929                  4,894
                                     ======               ======                 ======

The following table summarizes information about stock options outstanding at December 31, 2000:

                             OPTIONS OUTSTANDING                                         OPTIONS EXERCISABLE
------------------------------------------------------------------------------    -----------------------------------

                                               Weighted
                                                Average           Weighted                                Weighted
                            Number             Remaining          Average               Number            Average
     Range of           Outstanding as        Contractual         Exercise          Exercisable as        Exercise
Exercise Prices           of 12/31/00             Life             Price              of 12/31/00          Price
--------------------   ------------------   -----------------  ---------------    --------------------  -------------

    $1.56-$2.88                  543,719          1.39                $1.9963                 519,611        $1.9963
    $3.56-$3.97                  285,525          3.33                $3.8716                 285,525        $3.8716
                       -----------------                                          -------------------

    $1.56-$3.97                  829,244          1.32                $  2.65                 805,136        $  2.65
                       =================                                          ===================

Employee Stock Purchase Plan

Under the 1991 Employee Stock Purchase Plan (the "Purchase Plan"), the Company was authorized to issue up to 8,000,000 shares of common stock to its full-time employees. As of December 31, 2000, 4,614,432 shares had been purchased. Under the terms of the Purchase Plan, employees could choose each year to have up to 10 percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price per share of common stock in any offering under the Purchase Plan was the lower of; (i) 85% of the closing price per share of common stock on the commencement of the offering, or (ii) 85% of the closing price of a share of common stock on the termination of the offering. Each offering was for a period of approximately six months. The percentage of employees participating in the plan was 1% in 1998. Under the Purchase Plan, the Company issued 3,598 shares at a price of $.23 in 1998. The employee stock purchase plan was discontinued on May 22, 1998. Pro forma compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 1998: dividend yield of 0 percent; expected life of six months; expected volatility of 234.6%; and risk-free interest rate of 5.6%. For 1998, the pro forma compensation cost under the Purchase Plan was $0.


J. Segment Information

Prior to January 1999, the Company operated in a single industry segment which includes developing, manufacturing, marketing, installing and servicing business information processing systems, principally in the United States, Europe, the Far East, and Canada. During 1998, one of the Company's customers accounted for approximately 16% of its sales. However, in fiscal 1998, approximately 40% of its sales were derived either directly or indirectly from various United States government agencies.

The Company maintained operations in Europe and Canada principally through consolidated subsidiaries. Far East operations were conducted through distributors throughout the region and until December 5, 1997, a joint venture in Japan. Information by geographic region about the Company's operations for 1998 is presented below (in thousands). Inter-geographic net sales, operating income and assets have been eliminated to arrive at the consolidated amounts.

                            Net Sales             Inter-                              Operating
                           to Unrelated         Geographic           Total              Income            Identifiable
                             Entities           Net Sales          Net Sales            (Loss)               Assets
                       ---------------------------------------------------------------------------     ----------------
1998:
United States          $          11,400    $          776     $      12,176      $       (7,810)      $      13,659
Europe                             8,850                 -             8,850                 354               3,089
Other                                185                 -               185                (126)                  5
                       ------------------   ----------------   ----------------   ----------------     ----------------
Geographic Total                  20,435               776            21,211              (7,582)             16,753
Inter-Geographic                       -              (776)             (776)                108                   -
                       ------------------   ----------------   ----------------   ----------------     ----------------
Total                  $          20,435    $            -     $      20,435      $       (7,474)      $      16,753
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

While it was engaged in business, the Company granted credit terms in the normal course of business to its customers, which were consistent with industry practices. Generally, the Company's customers were United States government agencies or substantial international corporations often included among the Fortune 500. Additionally, as part of its ongoing control procedures, the Company monitored the credit worthiness of its major customers and established individual customer credit limits accordingly. The Company performed in-depth credit evaluations for all new customers and required letters of credit if deemed necessary. Doubtful accounts were adequately reserved when identified and bad debts realized by the Company in prior years have not been excessive.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial
--------------------------------------------------------------------------------
Disclosure.
----------

Not Applicable.

Item 10 Directors and Executive Officers of the Company

The names of the Company's Directors and certain information about them are set forth below:

Kenneth G. Fisher, age 70

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

Rowland H. Thomas, age 65

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

Robert J. Fedor, age 60

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

C. David Ferguson, age 60

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

Thomas N. Rich, age 49

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

Michael C. Veysey, age 57

Mr. Veysey has been a member of the Board of Directors since November 1997. He is presently Senior Vice President, General Counsel and Secretary at Gould, a position he has held since July 1992. He also serves as President of Encore since March 1999. From January 1989 to July 1992, he was Vice President, General Counsel and Secretary at Gould. Prior to assuming that position, Mr. Veysey had held various positions in Gould's Law Department since 1980. Mr. Veysey holds a J.D. degree from Boston College Law School.


Item 11  Executive Compensation

Encore did not pay any compensation to Mr. Veysey or Mr. Rich in 2000 or 1999.


REPORT ON EXECUTIVE COMPENSATION

Since June 1999, all the Company's officers have been employees of Gould, who served without compensation from the Company.


DIRECTORS' COMPENSATION

The Board of Directors has fixed the compensation of non-officer directors at $2,500 per regular board meeting attended. No compensation is paid for special meetings held by telephone conference. Everyone who was a director during 2000 and 1999 waived payment of fees for attendance at board meetings.

Item 12 Security Ownership of Certain Beneficial Owners and Management


PRINCIPAL STOCKHOLDERS

The following table sets forth, to the best knowledge of the Company, the beneficial owners of 5% or more of the Company's outstanding Common Stock and equivalents as of December 31, 2000:

                                      Shares                  Percentage of
Name and Address of                Beneficially                Common Stock
Beneficial Owner                       Owned                   Outstanding
----------------                       -----                   -----------

Gould Electronics Inc.              45,968,984                    56.93%
34929 Curtis Blvd.
Eastlake, OH 44095

Japan Energy Corporation            45,968,984                    56.93%
10-1, Toranmon 2-chome,
Minato-ko, Tokyo, JAPAN

Kenneth G. Fisher (1)                5,057,708                     6.26%
7786 Wiles Road
Coral Springs, FL 33067

   (1)  Includes 53,764 shares owned by Mr. Fisher's wife.


Item 13  Certain Relationships and Related Transactions

From 1989 through November 1997, Gould (which is a wholly owned subsidiary of Japan Energy Corporation) had been the principal source of the Company's financing. During that period, the Company borrowed a total of $418 million from Gould and its affiliates. Encore had invested most of this in research and development. However, despite its efforts, Encore was unable to penetrate the marketplace for storage products and sales of its real-time computer systems declined significantly. By mid-1997 Gould had made it clear that it would not provide further financing to Encore, other than working capital to keep the storage products business operating for a short period until a pending sale could be completed.

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

PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------------------------------------------------------------------------

(a)1. and (a)2. Index to Financial Statements and Financial Statement Schedules

          Form 10-K                                                        Page Number
          ---------                                                        -----------
          Report of independent certified public accountants relating to
          consolidated financial statements                                    11

          Consolidated Statement of Changes in Net Assets in
          Liquidation for the years ended December 31, 2000 and 1999           12

          Consolidated statement of operations for the year
          ended December 31, 1998                                              13

          Consolidated statements of net assets in liquidation at
          December 31, 2000 and 1999                                           14

          Consolidated statement of cash flows for the year ended
          December 31, 1998                                                 15-16

          Consolidated statement of shareholders' equity (capital
          deficiency) for the years ended December 31, 1998, 1999 and       17-18
          2000.

          Notes to consolidated financial statements                        19-32

All schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(a) Index to Exhibits

The exhibits listed on the accompanying index to exhibits immediately following the signature page are incorporated herein by reference.


(b) Reports on Form 8-K

None.


UNDERTAKINGS

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

ENCORE COMPUTER CORPORATION
(Registrant)


By:/s/ Michael C. Veysey                    By:/s/ Thomas N. Rich
   -----------------------------               ------------------------------
   Michael C. Veysey                           Thomas N. Rich
   President                                   Treasurer


June 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                            Title               Date
---------                            -----               -----

/s/ Michael C. Veysey
----------------------------
Michael C. Veysey                    President           June 29, 2001


/s/ Thomas N. Rich
----------------------------
Thomas N. Rich                       Treasurer           June 29, 2001


/s/ C. David Ferguson
----------------------------
C. David Ferguson                    Director            June 29, 2001


/s/ Robert J. Fedor
----------------------------
Robert J. Fedor                      Director            June 29, 2001


/s/ Kenneth G. Fisher
----------------------------
Kenneth G. Fisher                    Director            June 29, 2001


/s/ Rowland H. Thomas, Jr.
----------------------------
Rowland H. Thomas, Jr.               Director            June 29, 2001

(a)  Index to Exhibits.
----------------------

The exhibit numbers in the following index correspond to the numbers assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.                              Description
----------                               -----------

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

   2.4 June 1998 Agreement with Gould Electronics Inc. regarding Accrued Dividend Shares (incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1998)

   2.5 Asset Purchase Agreement among the Company, certain of the Company's subsidiaries, Gould Electronics Inc. and the Buyer dated as of June 1, 1998 (incorporated herein by reference to the Company's Proxy Statement dated August 11, 1998).

   2.6 Amendment Number One to Asset Purchase Agreement dated October 27, 1998 among the registrant, Encore Computer U.S., Inc., Encore Computer International, Inc., Gould Electronics Inc. and Encore Acquisition Corp. (incorporated herein by reference to the Company Form 8-K dated January 19, 1999).

   2.7 Amendment Number Two to Asset Purchase Agreement dated as of December 31, 1998 among the registrant, Encore Computer U.S., Inc., Encore Computer International, Inc., Gould Electronics Inc. and Encore Acquisition Corp. (incorporated herein by reference to the Company Form 8-K dated January 19, 1999).

   2.8 Reconciliation Agreement dated as of December 31, 1998 among the registrant, Encore Computer U.S., Inc., Encore Computer International, Inc., Gould Electronics Inc. and Encore Acquisition Corp. (incorporated herein by reference to the Company Form 8-K dated January 19, 1999).

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

     3.3 Amendment to the Certificate of Incorporation dated September 30, 1993 increasing the number of authorized common shares from 120,000,000 to 150,000,000 (incorporated herein by reference to Exhibit 3.3 to the Company's Form 10-K for the year ended December 31, 1993).

     3.4 Amendment to the Certificate of Incorporation dated August 8, 1995 increasing the number of authorized common shares from 150,000,000 to 200,000,000.

    10.1 The Company's 1983 Incentive Stock Option Plan, as amended (incorporated herein by reference to the Company's Form S-8 Registration Statement No. 33-34171).

    10.2 The Company's 1985 Non-Qualified Stock Option Plan, as amended (incorporated herein by reference to the Company's Form S-8 Registration Statement No. 33-34171).

    10.3 The Company's 1990 Employee Stock Purchase Plan, as amended (incorporated herein by reference to the Company's Form S-8 Registration Statement No. 33-72458).

    10.4 Form of Indemnification Agreement between the Company and its executive officers (incorporated herein by reference to Exhibit
               10.4 to the Company's Form 10-K for the year ended December 31,
               1989).

   *22.0       Subsidiaries of the Company




   * Filed herewith.