Form 10-Q
period 2001-04-01
ENCORE COMPUTER CORP /DE/
filed 2001-08-01
CIK 764037

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

  X      Quarterly Report Pursuant to Section 13 or 15(d) of
-----
         The Securities Exchange Act of 1934

         For the Quarterly Period Ended April 1, 2001

                                      OR

_____    Transition Report Pursuant to Section 13 or 15(d) of
         The Securities Exchange Act of 1934

         For the Transition Period from _________ to _________

                        Commission File Number: 0-13576

                          ENCORE COMPUTER CORPORATION
                          ---------------------------
            (Exact Name of Registrant as Specified in its Charter)

         Delaware                                         04-2789167
--------------------------------------------------------------------------------
   (State of Incorporation)                    (IRS Employer Identification No.)

 34929 Curtis Boulevard Eastlake, Ohio                                 44095
-------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                        (Zip Code)

      Registrant's Telephone Number, Including Area Code: (440) 953-5170

          Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class

                    Common Stock, par value $.01 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes______     No  X
                                                             ----

On May 31, 2001 the registrant had 80,746,722 outstanding shares of common stock, par value $.01 per share.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                          ENCORE COMPUTER CORPORATION


         CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                       (In thousands, Except Share Data)


                                                                April 1,               December 31,
                                                                  2001                      2000
                                                                  ------                  ------
                                                               (Unaudited)
ASSETS
      Cash and cash equivalents                              $      2,999            $      2,556
      Due from Gores                                                                          614
                                                             ------------            ------------
             Total assets                                    $      2,999            $      3,170
                                                             ============            ============


LIABILITIES AND NET ASSETS IN LIQUIDATION
      Accounts payable and accrued liabilities               $       440             $       650
                                                             -----------             -----------
            Total current liabilities                                440                     650

Net assets in liquidation                                          2,559                   2,520
                                                             -----------             -----------

            Total liabilities and net assets
            in liquidation                                   $     2,999             $     3,170
                                                             ===========             ===========

Number of Common Shares outstanding                           80,746,722              80,746,722
                                                             ===========             ===========

Net assets in liquidation per Common Share                   $       .03             $      0.03
                                                             ===========             ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          ENCORE COMPUTER CORPORATION

           CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                          IN LIQUIDATION (Unaudited)

                                (In thousands)


                                                        Three Months Ended
                                                 April 1, 2001     April 2, 2000
                                                 -------------     -------------



Net assets in liquidation at beginning of period     $2,520              $2,034

     Interest income                                     39                  43

     Other adjustments                               ------                 162
                                                     ------              ------

Net assets in liquidation at end of period           $2,559              $2,239
                                                     ======              ======


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

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Encore in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000.

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

Intention of Liquidation
During fiscal 1997, Encore Computer Corporation ("Encore" or the "Company") sold substantially all of its storage products business assets to Sun Microsystems, Inc. ("Sun"). Furthermore, during fiscal 1998, the Company sold its real-time computer systems business to Gores Technology Group. After these transactions, management contemplated that the Company would be liquidated. However, because of a provision of the agreements relating to Encore's sale of its storage products business to Sun, Encore's stockholders could not vote on the liquidation of Encore at the meeting on September 11, 1998, at which they approved the sale of the real-time computer systems business. The Board of Directors terminated the employment of the Company's President on September 30, 1998 and the employment of the Company's Chief Executive Officer on November 24, 1998 in view of the fact that the Company no longer had any active business. The Company's staff was reduced to its General Counsel, who took the position of President, its Chief Financial Officer, its Vice President of Human Resources (who continued to be involved in employee compensation matters arising out of the sales of the storage products and the real-time computer systems businesses) and a few clerical and administrative employees. The Company also moved its offices to a substantially smaller space, which it occupied under a short-term lease. Those offices were closed on or about June 30, 1999, and the Company's further activities are conducted in space provided by Gould Electronics Inc. ("Gould") in Eastlake, Ohio. Management expected that liquidation of the Company would occur. As a result, the Company has adopted the liquidation basis of accounting as of December 31, 1998 and for all periods subsequent to December 31, 1998.

The assets of the Company available for distribution to shareholders on liquidation of Encore would be (i) the Company's assets, less its liabilities, at April 1, 2001, plus or minus (ii) any amounts by which the costs of liquidation and costs related to contingent liabilities, including pending litigation, are less or greater than the reserves reflected on the April 1, 2001 statement of net assets in liquidation, minus (iii) expenses incurred after April 1, 2001 which have not been contemplated in the accruals.

Under the liquidation basis of accounting, assets are stated at their esimated net realizable value and liabilities are stated at their estimated amounts.

The valuation of assets and liabilities necessarily requires many estimates and assumptions, and there are substantial uncertainties in liquidating the Company. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the estimated realizable values of assets, estimated liabilities and estimated costs associated with carrying out the liquidation of the Company. The actual values and costs could be higher or lower than the amounts recorded as of April 1, 2001.

Accounts payable and accrued liabilities as of April 1, 2001 include estimates of costs to be incurred in carrying out the liquidation of the Company. The actual costs could vary significantly from the related provisions due to uncertainty related to the length of time required to liquidate the Company and complexities and contingencies.

If the settlement of the litigation described in Note F is approved by the court and the plan of distribution as set forth therein is implemented, the current officers and directors of the Company will resign and future decisions regarding liquidation or other plans for the Company will be made by new management.

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

Shortly before July 1, 1998, Sun asserted claims against Encore totaling $9,692,000. Becuase of that, on July 1, 1998, Sun paid only $25,308,000 of the $35,000,000 which was due on that date. On July 16, 1999, Sun and Encore entered a Settlement Agreement and Mutual Release pursuant to which Sun paid $2,500,000 to Gould as a settlement for the receivable and Sun released these claims. Sun did not release Gould's other indemnification obligations related to Encore's obligations under the Asset Purchase Agreement.

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

In order to reduce this balance, Gores agreed to make payments on Encore's bahalf relating to the closing of certain foreign offices. Such payments included lease termination fees and payment of taxes. During fiscal 1999, Gores paid $35,000 relating to the termination of Encore's Belgium office lease. As a result, the outstanding balance of the receivable was $2,944,000 as of December 31, 1999.

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

D.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

                                                  April 1,      December 31,
                                                    2001           2000
                                                  --------      ------------
           Accrued restructuring costs              $  30           $ 150
           Accrued liquidation costs                  410             500
                                                    -----           -----

                                                    $ 440           $ 650
                                                    =====           =====

During the three months ended April 1, 2001, the Company paid $210,000 of previously accrued expenses.

E.         Other Adjustments

During the three months ended April 2, 2000, the Company received various refunds of taxes previously paid.

F.         Litigation

Shortly before the Sun Transaction was closed, shareholders of the Company brought a derivative suit in the Delaware Chancery Court against Gould and the Company's then directors, C. David Ferguson, Robert Fedor, Rowland Thomas and Kenneth Fisher. The complaint named the Company as a nominal defendant. Three similar shareholder suits were also filed and all four suits have been consolidated as Civil Action #16044, In Re Encore Computer Corporation
                                     ---------------------------------
Shareholders Litigation. The shareholders filed an amended complaint adding
-----------------------
directors Michael Veysey and Thomas Rich as defendants and eliminating the Company as a defendant. The defendants moved to dismiss the amended complaint and that motion was granted on June 16, 2000. Two of the Plaintiffs filed a notice of appeal to the Delaware Supreme Court. Although the Company is not a party to the litigation, the Company has indemnified its officers and directors against liability for matters such as those which are the subject of the litigation. On July 6, 2001, the parties reached a settlement which provides that: 1) the Company will repurchase all shares of common stock held by the defendants; 2) such shares shall be distributed to the Company's other shareholders; and 3) the individual defendants will resign their positions as officers and directors. The defendants own approximately 63% of the common stock of the Company. The settlement documents have been submitted for court approval.

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations


The Company has conducted no business operations after December 31, 1998.

The Company's financial statements are presented on a liquidation basis. See Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10K for the year ended December 31, 2000.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings


No legal proceedings were filed against the Company, and there were no material developments in any pending legal proceedings, during the quarter ended April 1, 2001. See Note F to Condensed Consolidated Financial Statements.


Item 6.      Exhibits and Reports on Form 8-K

        (a)  Exhibits required by Item 601 of Regulation S-K

Ex 99.1 Stipulation and Agreement of Compromise, Settlement and Release and exhibits thereto, filed July 6, 2001.

Ex 99.2 Plaintiffs Motion for Court Approval of Plan of Distribution, filed July 6, 2001.


        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed by the Company during the quarter ended April 1, 2001.

                          ENCORE COMPUTER CORPORATION

                                  Signatures
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.


Encore Computer Corporation

Date:  July 25, 2001



/s/ Michael C. Veysey                    /s/ Thomas N. Rich
---------------------                    ------------------
Michael C. Veysey                        Thomas N. Rich
President                                Treasurer

                                 Exhibit Index

Exhibits                          Description
--------------------------------------------------------------------------------
Ex 99.1 Stipulation and Agreement of Compromise, Settlement and Release and exhibits thereto, filed July 6, 2001.

Ex 99.2 Plaintiffs Motion for Court Approval of Plan of Distribution, filed July 6, 2001.