Form 10-Q
period 2001-07-01
ENCORE COMPUTER CORP /DE/
filed 2001-08-15
CIK 764037

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

 X        Quarterly Report Pursuant to Section 13 or 15(d) of
---
          The Securities Exchange Act of 1934

          For the Quarterly Period Ended July 1, 2001

                                      OR

___       Transition Report Pursuant to Section 13 or 15(d) of
          The Securities Exchange Act of 1934

          For the Transition Period from _________ to _________

                        Commission File Number: 0-13576

                          ENCORE COMPUTER CORPORATION
                          ---------------------------
            (Exact Name of Registrant as Specified in its Charter)


                 Delaware                                04-2789167
------------------------------------------   -----------------------------------
         (State of Incorporation)             (IRS Employer Identification No.)

  34929 Curtis Boulevard Eastlake, Ohio                     44095
------------------------------------------   -----------------------------------
 (Address of Principal Executive Offices)                (Zip Code)

      Registrant's Telephone Number, Including Area Code: (440) 953-5170

          Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class

                    Common Stock, par value $.01 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes______  No    X
                                                         -------

On July 31, 2001 the registrant had 80,746,722 outstanding shares of common stock, par value $.01 per share.

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

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements


                          ENCORE COMPUTER CORPORATION

         CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                       (In thousands, Except Share Data)

                                                  July 1,         December 31,
                                                    2001              2000
                                                    ----              ----
                                                 (Unaudited)
ASSETS
   Cash and cash equivalents                    $     2,956       $     2,556
   Due from Gores                                    ------               614
                                                -----------       -----------
      Total assets                              $     2,956       $     3,170
                                                ===========       ===========


LIABILITIES AND NET ASSETS IN LIQUIDATION
   Accounts payable and accrued liabilities     $       368       $       650
                                                -----------       -----------
      Total current liabilities                         368               650

Net assets in liquidation                             2,588             2,520
                                                -----------       -----------

      Total liabilities and net assets
       in liquidation                           $     2,956       $     3,170
                                                ===========       ===========


Number of Common Shares outstanding              80,746,722        80,746,722
                                                ===========       ===========

Net assets in liquidation per Common Share      $      .031       $      .032
                                                ===========       ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          ENCORE COMPUTER CORPORATION

           CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                          IN LIQUIDATION (Unaudited)

                                (In thousands)

                                       Three Months Ended              Six Months Ended
                                  July 1, 2001    July 1, 2000    July 1, 2001  July 1, 2000
                                  ------------    ------------    ------------  ------------
Net assets in liquidation at
  beginning of period                $2,559          $2,239           $2,520       $2,034

    Interest income                      29              44               68           87

    Other adjustments                  ----            (320)               C         (158)
                                     ------          ------           ------       ------

Net assets in liquidation at
  end of period                      $2,588          $1,963           $2,588       $1,963
                                     ======          ======           ======       ======

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENCORE COMPUTER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.   Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations
Encore Computer Corporation (AEncore@ or the ACompany@), founded in 1983, designed, manufactured, distributed and supported scalable real-time data systems and advanced clustering technologies. Headquartered in Fort Lauderdale, Florida, the Company had sales offices and distributors in the United States, Canada, Europe, and the Far East.

Significant Accounting Policies
The condensed consolidated financial statements include the accounts of Encore Computer Corporation and subsidiaries (AEncore@ or the ACompany@). All material intercompany balances and transactions have been eliminated in consolidation.

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

Intention of Liquidation
During fiscal 1997, Encore Computer Corporation (AEncore@ or the ACompany@) sold substantially all of its storage products business assets to Sun Microsystems, Inc. (ASun@). Furthermore, during fiscal 1998, the Company sold its real-time computer systems business to Gores Technology Group. After these transactions, management contemplated that the Company would be liquidated. However, because of a provision of the agreements relating to Encore's sale of its storage products business to Sun, Encore's stockholders could not vote on the liquidation of Encore at the meeting on September 11, 1998, at which they approved the sale of the real-time computer systems business. The Board of Directors terminated the employment of the Company's President on September 30, 1998 and the employment of the Company's Chief Executive Officer on November 24, 1998 in view of the fact that the Company no longer had any active business. The Company's staff was reduced to its General Counsel, who took the position of President, its Chief Financial Officer, its Vice President of Human Resources (who continued to be involved in employee compensation matters arising out of the sales of the storage products and the real-time computer systems businesses) and a few clerical and administrative employees. The Company also moved its offices to a substantially smaller space, which it occupied under a short-term lease. Those offices were closed on or about June 30, 1999, and the Company's further activities are conducted in space provided by Gould Electronics Inc. (AGould@) in Eastlake, Ohio. Management expected that liquidation of the Company would occur. As a result, the Company adopted the liquidation basis of accounting as of December 31, 1998 and for all periods subsequent to December 31, 1998.

If the settlement of the litigation described in Note F is approved by the court and the plan of distribution as set forth therein is implemented, the current officers and directors of the Company will resign and future decisions regarding liquidation or other plans for the Company will be made by new management.

The assets of the Company available for distribution to shareholders on liquidation of Encore would be (i) the Company's assets, less its liabilities, at July 1, 2001, plus or minus (ii) any amounts by which the costs of liquidation and costs related to contingent liabilities, including pending litigation, are less or greater than the reserves reflected on the July 1, 2001 statement of net assets in liquidation, minus (iii) expenses incurred after July 1, 2001 which have not been contemplated in the accruals.

Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated amounts.

The valuation of assets and liabilities necessarily requires many estimates and assumptions, and there are substantial uncertainties in liquidating the Company. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the estimated realizable values of assets, estimated liabilities and estimated costs associated with carrying out the liquidation of the Company. The actual values and costs could be higher or lower than the amounts recorded as of July 1, 2001.

Accounts payable and accrued liabilities as of July 1, 2001 include estimates of costs to be incurred in carrying out the liquidation of the Company. The actual costs could vary significantly from the related provisions due to uncertainty related to the length of time required to liquidate the Company and complexities and contingencies.

B.   Asset Purchase Agreement with Sun Microsystems

On November 24, 1997, the Company sold substantially all the assets associated with its storage products business to Sun Microsystems, Inc. (ASun@). The Asset Purchase Agreement under which the transaction took place contemplated that Sun would pay $185 million for the storage products business, of which $150 million would be paid in cash at the closing and $35 million would be paid on July 1, 1998, subject to Sun's right to make offsets against the second payment. In fact, because of certain closing adjustments, Sun paid Encore $151,168,227 at the closing.

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

C.   Sale to Gores Technology

When the Company completed the sale of its storage products business, the Board of Directors decided that, at least until the Board's January 1998 meeting, the Company should (a) explore the possibility of attempting to develop and market clustering software related to Windows NT7 and (b) explore the feasibility of the Company's continuing, and attempting to expand, its real-time computer systems business. In January 1998, the Board of Directors (i) decided the Company should discontinue its efforts to develop clustering software relating to Windows NT and (ii) authorized the Company to retain an investment banker to try to find a purchaser for the real-time computer systems business.

On March 2, 1998, the Company signed a non-binding letter of intent to sell its real-time computer systems business to Gores Technology Group (AGores@) for approximately $5.5 million, based on an estimated December 31, 1997 balance sheet for that business. On June 4, 1998, the Company and Gores entered into a definitive agreement for the Company to sell the real-time business to Gores for $3 million in cash. The reduction in price from that contemplated in the letter of intent reflected operating results during the first quarter of 1998 and differences between the estimated December 31, 1997 balance sheet and the actual balance sheet at March 29, 1998.

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

D.   Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

                                   July 1,   December 31,
                                    2001         2000
                                    ----         ----
     Accrued restructuring costs    $  30       $ 150
     Accrued liquidation costs        338         500
                                    -----       -----

                                    $ 368       $ 650
                                    =====       =====

During the three months ended July 1, 2001, the Company paid $72,000 of previously accrued expenses.

E.   Other Adjustments

During the six months ended July 1, 2000, the Company incurred foreign exchange losses of $338,000 in the second quarter partially offset by various refunds of taxes previously paid of $162,000 in the first quarter.

On June 19, 2001, the Company was notified that a claim on behalf of a foreign subsidiary had been settled and that repatriation of funds would proceed in the near future. As of July 31, 2001, no proceeds had been received. Due to uncertainties regarding receipt of such funds, the Company will record appropriate adjustments only when receipt is assured.

F.   Litigation

Shortly before the Sun Transaction was closed, shareholders of the Company brought a derivative suit in the Delaware Chancery Court against Gould and the Company's then directors, C. David Ferguson, Robert Fedor, Rowland Thomas and Kenneth Fisher. The complaint named the Company as a nominal defendant. Three similar shareholder suits were also filed and all four suits have been consolidated as Civil Action #16044, In Re Encore Computer Corporation
                                     ---------------------------------
Shareholders Litigation. The shareholders filed an amended complaint adding
-----------------------
directors Michael Veysey and Thomas Rich as defendants and eliminating the Company as a defendant. The defendants moved to dismiss the amended complaint and that motion was granted on June 16, 2000. Two of the Plaintiffs filed a notice of appeal to the Delaware Supreme Court. Although the Company is not a party to the litigation, the Company has indemnified its officers and directors against liability for matters such as those which are the subject of the litigation. On July 6, 2001, the parties reached a settlement which provides that: 1) the Company will repurchase all shares of common stock held by the defendants; 2) such shares shall be distributed to the Company's other shareholders; and 3) the individual defendants will resign their positions as officers and directors. The defendants own approximately 63% of the outstanding common stock of the Company. The settlement documents have been submitted for court approval.

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

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings


No legal proceedings were filed against the Company, and there were no material developments in any pending legal proceedings, during the quarter ended July 1, 2001. However, on July 6, 2001, the Company reached a settlement of the shareholders' litigation (see Note F to Condensed Consolidated Financial Statements) which provides that: 1) the Company will repurchase all shares of common stock held by the defendants; 2) such shares shall be distributed to the Company's other shareholders; and 3) the individual defendants will resign their positions as officers and directors. The defendants own approximately 63% of the outstanding common stock of the Company. The settlement documents have been submitted for court approval.


Item 6.   Exhibits and Reports on Form 8-K

     (1)  Exhibits required by Item 601 of Regulation S-K
          None

     (2)  Reports on Form 8-K
          No reports on Form 8-K were filed by the Company during the quarter ended July 1, 2001.

                          ENCORE COMPUTER CORPORATION

                                  Signatures
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.


Encore Computer Corporation

Date:  August 14, 2001


/s/ Michael C. Veysey              /s/ Thomas N. Rich
------------------------           -----------------------------
Michael C. Veysey                  Thomas N. Rich
President                          Treasurer