Form 10-Q
period 2001-09-30
ENCORE COMPUTER CORP /DE/
filed 2001-11-14
CIK 764037

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                    FORM 10-Q

           X    Quarterly Report Pursuant to Section 13 or 15(d) of
          ---
                The Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2001

                                       OR

          ___ Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                For the Transition Period from _________ to _________

                        Commission File Number: 0-13576

                          ENCORE COMPUTER CORPORATION
                          ---------------------------
            (Exact Name of Registrant as Specified in its Charter)

                Delaware                                   04-2789167
-----------------------------------------  -------------------------------------
        (State of Incorporation)              (IRS Employer Identification No.)

 34929 Curtis Boulevard  Eastlake, Ohio                       44095
-----------------------------------------   ------------------------------------
     (Address of Principal Executive Offices)              (Zip Code)

      Registrant's Telephone Number, Including Area Code: (440) 953-5170

          Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class

                    Common Stock, par value $.01 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes______ No X
                                                       ---
On October 31, 2001 the registrant had 80,746,722 outstanding shares of common stock, par value $.01 per share.

                          ENCORE COMPUTER CORPORATION



                                      INDEX



PART I.  FINANCIAL INFORMATION

                                                                                                 Page Number
Item 1.  Financial Statements

         Condensed Consolidated Statement of Net Assets in Liquidation                                3
         Condensed Consolidated Statement of Changes in Net Assets in Liquidation                     4
         Notes to Condensed Consolidated Financial Statements                                         5

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                                     12


PART II.       OTHER INFORMATION

Item 1.  Legal Proceedings                                                                           13

Item 6.  Exhibits and Reports on Form 8-K                                                            13

Signatures                                                                                           14

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


                          ENCORE COMPUTER CORPORATION

         CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                       (In thousands, Except Share Data)


                                                                             September 30,          December 31,
                                                                                  2001                 2000
                                                                                  ----                 ----
                                                                               (Unaudited)
ASSETS
         Cash and cash equivalents                                                $ 2,952            $ 2,556
         Due from Gores                                                             -----                614
         Other assets                                                                 387              -----
                                                                                  -------            -------
                  Total assets                                                    $ 3,339            $ 3,170
                                                                                  =======            =======

LIABILITIES AND NET ASSETS IN LIQUIDATION
         Accounts payable and accrued liabilities                                 $   497            $   650
                                                                                    -----              -----
                  Total current liabilities                                           497                650

Net assets in liquidation                                                           2,842              2,520
                                                                                  -------            -------

                  Total liabilities and net assets
                     in liquidation                                               $ 3,339            $ 3,170
                                                                                  =======            =======

Number of Common Shares outstanding                                            80,746,722         80,746,722
                                                                               ==========         ==========

Net assets in liquidation per Common Share                                        $  .035            $  .031
                                                                                  =======            =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          ENCORE COMPUTER CORPORATION

           CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                          IN LIQUIDATION (Unaudited)

                                (In thousands)


                                              Three Months Ended                       Nine Months Ended
                                         September 30,    September 30,         September 30,     September 30,
                                              2001              2000                 2001             2000
                                              ----              ----                 ----             ----
Net assets in liquidation at
  beginning of period                       $2,588            $1,963                $2,520           $2,034

         Interest income                        27                29                    95              116

         Other adjustments                     227               236                   227               78
                                               ---               ---                -----               ---

Net assets in liquidation at
  end of period                             $2,842            $2,228                $2,842           $2,228
                                            ======            ======                ======           ======

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENCORE COMPUTER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.   Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations
Encore Computer Corporation ("Encore" or the "Company"), founded in 1983, designed, manufactured, distributed and supported scalable real-time data systems and advanced clustering technologies. Headquartered in Fort Lauderdale, Florida, the Company had sales offices and distributors in the United States, Canada, Europe, and the Far East. The Company has conducted no business operations after December 31, 1998.

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

The assets of the Company available for distribution to shareholders on liquidation of Encore would be (i) the Company's assets, less its liabilities, at September 30, 2001, plus or minus (ii) any amounts by which the costs of liquidation and costs related to contingent liabilities, including pending litigation, are less or greater than the accruals reflected on the September 30, 2001 statement of net assets in liquidation, minus (iii) expenses incurred after September 30, 2001 which have not been contemplated in the accruals.

Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated amounts.

The valuation of assets and liabilities necessarily requires many estimates and assumptions, and there are substantial uncertainties in liquidating the Company. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the estimated realizable values of assets, estimated liabilities and estimated costs associated with carrying out the liquidation of the Company. The actual values and costs could be higher or lower than the amounts recorded as of September 30, 2001.

Accounts payable and accrued liabilities as of September 30, 2001 include estimates of costs to be incurred in carrying out the liquidation of the Company. The actual costs could vary significantly from the related provisions due to uncertainty related to the length of time required to liquidate the Company and complexities and contingencies.

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

Subsequent to December 31, 1999, Gores paid approximately $1,845,000 relating to lease termination costs and a tax settlement. After these payments, the receivable balance amounted to $1,098,000 which was converted to a note which was due, without further set off, on June 30, 2000. Gores agreed to make cash payments for the remainder of the receivable balance. Subsequently, Gores requested and was granted an extension of the due date until December 31, 2000. In August and October 2000, Encore received payments totaling $500,000 toward the receivable balance. In February 2001, the Company received the remaining $598,000 plus an additional $16,000. Certain disputed items remain, including reimbursement by Gores of amounts received pursuant to a lease termination and indemnification claim by Gores relating to contracts assumed in the acquisition of the real time business.

D.   Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

                                           September 30,     December 31,
                                               2001             2000
                                               ----             ----
     Accrued restructuring costs            $  ----           $   150
     Accrued liquidation costs                  497               500
                                            -------           -------

                                            $   497           $   650
                                            =======           =======

During the three months ended September 30, 2001, the Company paid $71,000 of previously accrued expenses.


     E. Other Adjustments

The following table summarizes other adjustments:


                                      Three Months Ended                         Nine Months Ended
                                 September          September                September         September
                                 30, 2001           30, 2000                 30, 2001          30, 2000
                                 --------           --------                 --------          --------
Tax refunds                          ----               ----                     ----            $ 162
Foreign exchange                     ----               ----                     ----             (338)
Other, principally accrual
adjustments in 2000                 $ 227              $ 236                    $ 227              254

On June 19, 2001, the Company was notified that a claim on behalf of a foreign subsidiary had been settled and that repatriation of funds would proceed in the near future. On September 14, 2001, the Company was notified that a repatriation would occur within 3 months; accordingly, $230 was recorded as Other Adjustments in the three month period ended September 30, 2001. On September 28, 2001, the Company received $40,000 from the liquidation of another foreign subsidiary and recorded such amount as Other Adjustments. The liquidation of these foreign subsidiaries continues.

In August 2001, Sun agreed to pay the Company $157,000 to conclude its obligations under a lease. The Company recorded such amount as Other Adjustment in the three month period ended September 30, 2001 and the Company received these funds on October 26, 2001.

In September 2001, the Company accrued $200,000 for administrative services, including finance, tax, treasury and general management, for the period July 1, 1999 through June 30, 2002.

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

On July 6, 2001, the parties reached a proposed settlement that, upon court approval, would have provided for a repurchase by the Company and redistribution to class members of the defendants' common stock holdings in the Company and the individual defendants' resignation from their positions with the Company in favor of the plaintiffs' nominees. At a hearing on October 12, 2001, the court did not grant its approval to the proposed settlement. Attorneys for parties to the lawsuit and for two shareholders who objected to the settlement have had subsequent discussions about the court's action and the future course of the litigation. The defendants own approximately 63% of the outstanding common stock of the Company.

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

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings


No legal proceedings were filed against the Company, and there were no material developments in any pending legal proceedings, during the quarter ended September 30, 2001. However, on October 12, 2001, the court did not grant the required approval of a proposed settlement of the shareholder litigation (see Note F to Condensed Consolidated Financial Statements) that would have provided for a repurchase by the Company and redistribution to class members of the defendants' common stock and the individual defendants' resignation of their positions with the Company in favor of the plaintiffs' nominees. Attorneys for the parties to the lawsuit and for two shareholders who objected to the settlement have had subsequent discussions about the court's action and the future course of the litigation. The defendants own approximately 63% of the outstanding common stock of the Company.

Item 6.        Exhibits and Reports on Form 8-K

        (1)    Exhibits required by Item 601 of Regulation S-K
               None

        (2)    Reports on Form 8-K
               No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

                          ENCORE COMPUTER CORPORATION

                                  Signatures
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.


Encore Computer Corporation

Date:    November 14, 2001



/s/ Michael C. Veysey                    /s/ Thomas N. Rich
--------------------------              ----------------------------
Michael C. Veysey                       Thomas N. Rich
President                               Treasurer