Form 10-K
period 2001-12-31
ENCORE COMPUTER CORP /DE/
filed 2002-04-02
CIK 764037

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10K

(MARK ONE)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the Fiscal Year Ended December 31, 2001
                                       OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 ]
                   For the Fiscal Year Ended December 31, 2000

                           Commission File No. 0-13576

                           ENCORE COMPUTER CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                               04-2789167
------------------------------------------  ------------------------------------
        (State of Incorporation)                  (I.R.S. EMPLOYER I.D. NO.)

         34929 Curtis Boulevard
             Eastlake, Ohio                                44095
------------------------------------------  ------------------------------------
  (Address of Principal Executive Offices)               (Zip Code)

Telephone:  (440) 953-5170

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   X  Yes  ____No
                                   ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

Aggregate market value, as of February 28, 2002 of Common Stock held by non-affiliates of the registrant: $207,000.

The number of shares outstanding of the registrant's only class of Common Stock as of February 28, 2002 was 80,746,722.

                                                      PART OF DOCUMENT
DOCUMENTS INCORPORATED BY REFERENCE:                IN WHICH INCORPORATED
                                               ---------------------------------

A list of all exhibits to this Form 10-K is on Page 31.

PART I
Item 1   Business
-----------------

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

The assets of the Company available for distribution to shareholders on liquidation of Encore would be (i) the Company's assets, less its liabilities, at December 31, 2001, plus or minus (ii) any amounts by which the costs of liquidation and costs related to contingent liabilities, including pending litigation, are less or greater than the reserves reflected on the December 31, 2001 balance sheet, minus (iii) expenses incurred after December 31, 2001 which have not been contemplated in the accruals.

Item 2   Properties
-------------------

The Company does not own any facilities.

On June 19, 2000, the Company terminated its lease at its idle London facility and has no further lease obligations for facilities.

Item 3   Legal Proceedings
--------------------------

Shortly before the Sun transaction was closed, shareholders of the Company brought a lawsuit in the Delaware Chancery Court against Gould and the Company's then directors, C. David Ferguson, Robert Fedor, Rowland Thomas and Kenneth Fisher. Three similar shareholder suits were also filed and all four suits have been consolidated as Civil Action #16044, In Re Encore Computer Corporation
                                          ---------------------------------
Shareholders Litigation. The shareholders filed an amended complaint adding
-----------------------
directors Michael Veysey and Thomas Rich as defendants and eliminating the Company as a defendant. The defendants moved to dismiss the amended complaint and that motion was granted on June 16, 2000. Two of the Plaintiffs filed a notice of appeal to the Delaware Supreme Court. Although the Company is not a party to the litigation, the Company is obligated to indemnify its officers and directors against liability for matters such as those which are the subject of the litigation. On July 6, 2001, the parties reached a proposed settlement that, upon court approval, would have provided for a repurchase by the Company and redistribution to class members of the defendants' common stock holdings in the Company and the individual defendants' resignation from their positions with the Company in favor of the plaintiffs' nominees. At a hearing on October 12, 2001, the court did not grant its approval to the proposed settlement. Attorneys for parties to the lawsuit and for two shareholders who objected to the settlement continue to have discussions about settlement of the litigation. The defendants own approximately 63% of the outstanding common stock of the Company.

Item 4  Submissions of Matters to a Vote of Security Holders
------------------------------------------------------------

None

PART II

Item 5 Market for Registrant's Common Equity and Related Stockholder Matters
----------------------------------------------------------------------------
The Company's common stock is traded on the OTC Bulletin Board under the symbol ENCC.

The high and low closing sale prices of Encore's common stock are shown for fiscal years 2001 and 2000 in the table below:

                                  Fiscal 2001                        Fiscal 2000
                       ---------------------------------  ------------------------------
                            High            Low              High            Low
                       ---------------------------------  ------------------------------
      1/st/ Quarter             .046875         .015625            .0625        .015625
      2nd Quarter                .09375          .03125            .0625        .015625
      3/rd/ Quarter             .046875         .015625           .03125        .015625
      4/th/ Quarter             .015625            .006          .015625        .015625

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

BankBoston, N.A.
c/o Boston EquiServe, L.P.
P.O. Box 8040
Mail Stop 45-02-64
Boston, Massachusetts 02266-8040.

As of February 28, 2002, there were 2,339 holders of record of the Company's common stock. The Company has never paid, and does not expect to pay in the future, cash dividends on its common stock, except for any distributions in liquidation.

Item 6 Selected Financial Data
------------------------------

(in thousands except                                 For the year ended December 31,
  per share data)                                    -------------------------------
                                    2001             2000              1999              1998             1997
                                    ----             ----              ----              ----             ----
Net sales                           N/A              N/A               N/A           $  20,435      $  29,486
Operating loss                      N/A              N/A               N/A              (7,474)       (76,528)
Gain on Sun Transaction             N/A              N/A               N/A              25,308        119,890
Net income (loss)                   N/A              N/A               N/A              16,658         34,164
Changes in net assets
   in liquidation (2)           $   338          $   486           $ 5,022                 N/A            N/A
Basic income (loss)
   per common share (1)             N/A              N/A               N/A                0.24           0.11
Weighted average shares of
   common stock
   outstanding (1)                  N/A              N/A               N/A              67,451         40,568
Working capital                     N/A              N/A               N/A                 N/A        (21,617)
Total assets                      3,291            3,170             7,034              16,753         37,451
Long term debt                      ---              ---               ---                 ---            ---
Shareholders' equity
  (capital deficiency)              N/A              N/A               N/A                 N/A        (19,646)
Net assets in liquidation (2)     2,858            2,520             2,034              (2,988)           N/A
Net assets in liquidation
   per common share (2)         $  .035          $   .03           $   .03                   0            N/A

(1) During 1998 and 1997, preferred stock dividends amounted to $533,000 and $29,579,900, respectively. All preferred stock dividends were paid in additional shares of preferred stock or were accumulated.

(2) The Company ceased operating activities as of December 31, 1998. Additionally, management expects that liquidation of the Company will occur. As a result, the Company has adopted the liquidation basis of accounting as of December 31, 1998 and for all periods subsequent to December 31, 1998.

Item 7 Management's Discussion and Analysis of Financial Condition and Results
------
       of Operations

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

The assets of the Company available for distribution to shareholders on liquidation of Encore would be (i) the Company's assets, less its liabilities, at December 31, 2001, plus or minus (ii) any amounts by which the costs of liquidation and costs related to contingent liabilities, including pending litigation, are less or greater than the reserves reflected on the December 31, 2001 balance sheet, minus (iii) expenses incurred after December 31, 2001 which have not been contemplated in the accruals.

Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated amounts.

Comparison of 2001 and 2000 and 1999

The Company ceased operations when the Gores transaction was entered into on December 31, 1998. Throughout 2001, 2000 and 1999, the Company continued to settle liabilities. During fiscal 2001, 2000 and 1999, previously established accruals for termination and wind down costs were adjusted based on revised estimates of the ultimate cost of such activities. Such revisions included reduction for overaccruals of taxes, the cost of closing foreign offices, and distributions upon liquidation of foreign subsidiaries.

Liquidity and Capital Resources

In fiscal 2001, the Company received $157,000 from Sun to conclude its obligations under a lease and $271,000 from the liquidation of foreign subsidiaries. In fiscal 2000, the Company received $500,000 from Gores as a partial payment of amounts owed. In February 2001, the Company received the remaining amounts due. In fiscal 1999, the Company received $2,750,000 from the sale of its real-time computer systems business. Additionally, the Company received $2,500,000 from the Settlement Agreement and Mutual Release with Sun.

The Company does not expect to receive any significant additional amounts of cash as it continues to wind down its affairs. Throughout 2001, 2000 and 1999, the Company used its existing cash resources to settle liabilities to further the wind down of its affairs.

At December 31, 2001, the Company had cash and cash equivalents totaling $3,291,000. Its only need for funds is to pay additional sums in connection with the termination and liquidation of its businesses, which were estimated at $433,000, including ongoing expenses.

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

               Item 8 Financial Statements and Supplementary Data
               --------------------------------------------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

To the Shareholders and Directors
of Encore Computer Corporation

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the consolidated net assets in liquidation of Encore Computer Corporation and subsidiaries (collectively the "Company") at December 31, 2001 and 2000 and the consolidated changes in net assets in liquidation for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America applied on the basis described in Note A to the financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note A, management expects that liquidation will occur. As a result, the Company changed its basis of accounting as of and for periods subsequent to December 31, 1998 from a going concern basis to a liquidation basis.

PRICEWATERHOUSECOOPERS LLP
Miami, Florida

February 22, 2002

ENCORE COMPUTER CORPORATION
CONSOLIDATED STATEMENT OF CHANGES
IN NET ASSETS IN LIQUIDATION

(In thousands)

                                                               Year Ended December 31,
                                                           2001          2000          1999
                                                           ----          ----          ----
Net assets in liquidation at beginning of period         $2,520        $2,034       ($2,988)

     Adjustment of net assets in liquidation:
          Settlement with Sun                                                         2,500
          Refund of taxes                                                               453
          Foreign exchange loss                                          (338)
          Other adjustments of estimated amounts            229           672         1,559

     Interest income                                        109           152           510
                                                        -------       -------       -------

Net assets in liquidation at end of period              $ 2,858       $ 2,520       $ 2,034
                                                        =======       =======       =======

   The accompanying notes are an integral part of these consolidated financial statements.

ENCORE COMPUTER CORPORATION
---------------------------
Consolidated Statements of Net Assets in Liquidation
--------------------------------------------------------------------------------
(in thousands except share data)
--------------------------------

                                                           December 31,    December 31,
                                                               2001            2000
                                                           ------------    ------------
ASSETS
    Cash and cash equivalents                               $     3,291     $     2,556
    Due from Gores                                                                  614
                                                            -----------     -----------
      Total assets                                          $     3,291     $     3,170
                                                            ===========     ===========

LIABILITIES AND NET ASSETS IN LIQUIDATION
    Accounts payable and accrued liabilities                $       433     $       650
                                                            -----------     -----------
      Total current liabilities                                     433             650

Commitments and contingencies (Note G)
Net assets in liquidation                                         2,858           2,520
                                                            -----------     -----------
      Total liabilities and net assets in liquidation       $     3,291     $     3,170
                                                            ===========     ===========
Number of Preferred Shares outstanding                                0               0
                                                            ===========     ===========
Number of Common Shares outstanding                          80,746,722      80,746,722
                                                            ===========     ===========
Net assets in liquidation per Preferred Share               $      0.00     $         0
                                                            ===========     ===========
Net assets in liquidation per Common Share                  $     0.035     $      0.03
                                                            ===========     ===========


The accompanying notes are an integral part of the consolidated financial statements.

ENCORE COMPUTER CORPORATION

Consolidated Statements of Shareholders' Equity (Capital Deficiency)
--------------------------------------------------------------------------------
(in thousands except share data)
--------------------------------------------------------------------------------

                                                                                   Preferred Stock
                                         ------------------------------------------------------------------------------
                                            Series A      Series B        Series D         Series E         Series F
                                         ------------  --------------  --------------- ---------------- ---------------
                                                 Par             Par              Par              Par             Par
                                         Shares Value   Shares  Value    Shares  Value   Shares   Value  Shares   Value
                                         ------ -----  -------- -----  --------- ----- ---------  ----- --------  -----
Balance January 1, 1999                       - $  -     65,716 $   1    105,491 $   1   107,832  $   1   50,454  $   -

Changes in net assets in liquidation
                                         ------ ----   -------- -----  --------- ----- ---------  ----- --------  -----
Balance December 31, 1999                     -    -     65,716 $   1    105,491     1   107,832      1   50,454  $   -

Changes in net assets in liquidation

Conversion of Preferred Stock Series B,
  D, E, F, G, H and I to Common Stock                   (65,716)   (1)  (105,491)   (1) (107,832)    (1) (50,454)
                                         ------ ----   -------- -----  --------- ----- ---------  ----- --------  -----
Balance December 31, 2000

Changes in net assets in liquidation
                                         ------ ----   -------- -----  --------- ----- ---------  ----- --------  -----
Balance December 31, 2001                       $  -   $      -     -  $       -     - $       -      - $      -  $   -
                                         ====== ====   ======== =====  ========= ===== =========  ===== ========  =====

                                         --------------------------------------------------------------------
                                                                                                Common Stock
                                         -------------------------------------------------  -----------------
                                             Series G        Series H         Series I                         Additional
                                         ---------------  ---------------  ---------------
                                                    Par              Par              Par               Par      Paid-in
                                          Shares   Value   Shares   Value   Shares   Value    Shares    Value    Capital
                                         --------  -----  --------  -----  --------  -----  ----------  -----  ----------
Balance January 1, 1999                    54,142  $   1    33,110  $   -   15,369   $  --  67,450,907  $ 675  $  427,007

Changes in net assets in liquidation
                                         --------  -----  --------  -----  -------   -----  ----------  -----  ----------
Balance December 31, 1999                  54,142  $   1    33,110  $   -   15,369   $  --  67,450,907  $ 675  $  427,007

Changes in net assets in liquidation

Conversion of Preferred Stock Series B,
  D, E, F, G, H and I to Common Stock     (54,142)    (1)  (33,110)        (15,369)         13,295,815    132        (128)
                                         --------  -----  --------  -----  -------   -----  ----------  -----  ----------
Balance December 31, 2000                                                                   80,746,722    807     426,879

Changes in net assets in liquidation
                                         --------  -----  --------  -----  -------   -----  ----------  -----  ----------
Balance December 31, 2001                       -  $   -         -  $   -       --   $  --  80,746,722  $ 807  $  426,879
                                         ========  =====  ========  =====  =======   =====  ==========  =====  ==========

                                         ----------------------------
                                                        Shareholders'

                                                           Equity
                                         Accumulated      (Capital
                                           Deficit       Deficiency)
                                         -----------    -------------
Balance January 1, 1999                  $  (430,674)   $    (2,988)

Changes in net assets in liquidation           5,022          5,022

Balance December 31, 1999                -----------    -----------
                                         $  (425,652)   $     2,034
Changes in net assets in liquidation
                                                 486            486
Conversion of Preferred Stock Series B,
  D, E, F, G, H and I to Common Stock
                                         -----------    -----------
Balance December 31, 2000                   (425,166)         2,520

Changes in net assets in liquidation             338            338
                                         -----------    -----------
Balance December 31, 2001                $  (424,828)   $     2,858
                                         ===========    ===========

The accompanying notes are an intergral part of the consolidated financial statements.

--------------------------------------------------------------------------------------------
             Series E             Series F              Series G             Series H
-----   ------------------   ------------------    ------------------    -------------------
 Par                  Par                  Par                   Par                    Par
Value     Shares     Value     Shares     Value      Shares     Value      Shares      Value
-----   ----------   -----   ----------   -----    ----------   -----    ----------    -----
$   1      107,832   $   1       50,454   $   -        54,142   $   1        33,110    $   -



-----   ----------   -----   ----------   -----    ----------   -----    ----------    -----
    1      107,832       1       50,454   $   -        54,142   $   1        33,110    $   -




   (1)    (107,832)     (1)     (50,454)              (54,142)     (1)      (33,110)

-----   ----------   -----   ----------   -----    ----------   -----    ----------    -----



-----   ----------   -----   ----------   -----    ----------   -----    ----------    -----
    -   $        -       -   $        -   $   -             -   $   -             -    $   -
=====   ==========   =====   ==========   =====    ==========   =====    ==========    =====

--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
                                   Common Stock
--------------------------   -------------------------                               Shareholders'
         Series I
--------------------------                                Additional                    Equity
                   Par                         Par          Paid-in     Accumulated    (Capital
   Shares         Value         Shares        Value         Capital       Deficit     Deficiency)
-----------    -----------   -----------   -----------    -----------   -----------    -----------
     15,369    $        --    67,450,907   $       675    $   427,007   $  (430,674)   $    (2,988)


                                                                              5,022          5,022
-----------    -----------   -----------   -----------    -----------   -----------    -----------
     15,369    $        --    67,450,907   $       675    $   427,007   $  (425,652)   $     2,034


                                                                                486            486

    (15,369)                  13,295,815           132          (128)

-----------    -----------   -----------   -----------    -----------   -----------    -----------
                              80,746,722           807        426,879      (425,166)         2,520

                                                                                338            338
-----------    -----------   -----------   -----------    -----------   -----------    -----------
         --    $        --    80,746,722   $       807    $   426,879   $  (424,828)   $     2,858
===========    ===========   ===========   ===========    ===========   ===========    ===========

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

The assets of the Company available for distribution to shareholders on liquidation of Encore would be (i) the Company's assets, less its liabilities, at December 31, 2001, plus or minus (ii) any amounts by which the costs of liquidation and costs related to contingent liabilities, including pending litigation, are less or greater than the reserves reflected on the December 31, 2001 statement of net assets in liquidation, minus (iii) expenses incurred after December 31, 2001 which have not been contemplated in the accruals.

Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated amounts.

The valuation of assets and liabilities necessarily requires many estimates and assumptions, and there are substantial uncertainties in liquidating the Company. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the estimated realizable values of assets, estimated liabilities and estimated costs associated with carrying out the liquidation of the Company. The actual values and costs could be higher or lower than the amounts recorded as of December 31, 2001.

Accounts payable and accrued liabilities as of December 31, 2001 include estimates of costs to be incurred in carrying out the liquidation of the Company. The actual costs could vary significantly from the related provisions due to uncertainty related to the length of time required to liquidate the Company and complexities and contingencies.

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

The sale of the real-time computer systems business to Gores was approved by the Company's stockholders on September 11, 1998, and the transaction was completed on January 6, 1999. At the closing of the sale, the Company received $2,750,000 (with the additional $250,000 set off against the purchase price to resolve an alleged breach of indemnity claim) and the parties agreed to resolve shortly after the closing disputed items relating to the sale, including the amounts due to Encore under the management agreement and the line of credit, and certain other indemnity claims by Gores. On August 10, 2000, the Company reached an agreement in principle to resolve such items. In connection with the agreement, Encore and Gores agreed to reduce the principal balance of the receivable by (1) $96,000 relating to an uncollectible note receivable purchased by Gores in the acquisition of the real-time business and (2) $150,000 for expenses incurred in the negotiation of this settlement. As a result, the receivable balance due to Encore was reduced to $2,979,000.

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

D.   Other Adjustments

In June 2001, the Company was notified that a claim on behalf of a foreign subsidiary had been settled and that repatriation of funds would proceed in the near future. The Company received $232,000 in December 2001 and recorded such amount as Other Adjustments. In September 2001, the Company received $40,000 from the liquidation of another foreign subsidiary and recorded such amount as Other Adjustments. The liquidation of these foreign subsidiaries continues; however, management does not expect significant additional proceeds.

In August 2001, Sun agreed to pay the Company $157,000 to conclude its obligations under a lease. The Company recorded such amount as Other Adjustment and received these funds in October 2001.

In September 2001, the Company accrued $200,000, payable to Gould, for administrative services, including finance, tax, treasury and general management, for the period July 1, 1999 through June 30, 2002.

E. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

                                              December 31,         December 31,
                                                  2001                 2000
                                                  ----                 ----
     Accrued restructuring costs                  $---                 $150
     Accrued liquidation costs                     433                  500
                                                  ----                 ----
                                                  $433                 $650
                                                  ====                 ====


F. Income Taxes

The Company utilized the liability method of accounting for deferred income taxes. There was no taxable income for the years ended December 31, 2001, 2000, and 1999.

The significant components of the deferred tax assets and liabilities as of December 31, 2001 and 2000 were as follows (in thousands):

                                                         December 31,            December 31,
                                                             2001                   2000
                                                      ------------------     ------------------
Deferred tax assets:
    Net operating losses                                      $143,802               $143,849
    Other credits                                                2,272                  2,272

    Accrued restructuring                                        1,216                 1,316
                                                                 -----                 -----
                                                               147,290                147,437
Valuation allowance                                           (147,290)              (147,437)
                                                      ------------------     ------------------

    Net                                                       $    -0-               $    -0-
                                                      ==================     ==================

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

At December 31, 2001, the Company has available approximately $50,000,000 of pre change net operating losses. Of this amount, a maximum of approximately $16,000,000 will be allowable in future years after application of the Section 382 limitation. AMT credits of $522,000 and post change net operating losses of $279,900,000 will be available to offset future taxable income. These net operating losses and tax credit carryforwards expire in the years 2002 through 2020. Future changes in share ownership could result in another Section 382 limitation. For financial reporting purposes, the full amount of the deferred tax assets was offset by a valuation allowance due to uncertainties associated with the eventual realization of such benefits.

G.  Contingencies

Litigation

Shortly before the Sun Transaction was closed, shareholders of the Company brought a derivative suit in the Delaware Chancery Court against Gould and the Company's then directors, C. David Ferguson, Robert Fedor, Rowland Thomas and Kenneth Fisher. Three similar shareholder suits were also filed and all four suits have been consolidated as Civil Action #16044, In Re Encore Computer
                                                     ---------------------
Corporation Shareholders Litigation. The shareholders filed an amended complaint
------------------------------------
adding directors Michael Veysey and Thomas Rich as defendants and eliminating the Company as other than a nominal defendant. The defendants moved for summary judgement and that motion was granted on June 16, 2000. Two of the Plaintiffs filed a notice of appeal to the Delaware Supreme Court. Although the Company is not a party to the litigation, the Company has indemnified its officers and directors against liability for matters such as those which are the subject of the litigation. On July 6, 2001, the parties reached a proposed settlement, that, upon court approval, would have provided for a repurchase by the Company and redistribution to class members of the defendants' common stock holdings in the Company and the individual defendants' resignation from their positions with the Company in favor of the plaintiffs' nominees. At a hearing on October 12, 2001, the court did not grant its approval to the proposed settlement. Attorneys for parties to the lawsuit and for two shareholders who objected to the settlement continue to have discussions about settlement of the litigation. The defendants own approximately 63% of the outstanding common stock of the Company. Nonetheless, the Company does not believe the shareholder suit will have a significant financial impact on the Company.

Intellectual Property License

In conjunction with the Sun Transaction, Sun and Encore entered into a Technology License Agreement pursuant to which Sun granted to Encore a non-exclusive, non-transferable, royalty free, worldwide license in the intellectual property sold to Sun as part of the storage products business to create and distribute real-time products based on the intellectual property for use by Encore in its real-time business, subject to certain limitations, but not for any other purpose. Encore also agreed not to use the intellectual property in any storage products or to compete with Sun's storage products business, and to grant to Sun a non-exclusive, royalty-free, paid up, non terminable, worldwide license in any derivative works created by Encore derived from the intellectual property, so long as Sun does not use this grant back license to create or distribute real-time products.

H.  Capital Stock

Stock Compensation Plan

The Company had a long term performance Plan which was approved by the shareholders of the Company on June 27, 1995 and replaced all previous stock option plans. Shares of common stock were reserved for issuance to officers, directors, employees and certain consultants. The Company applied APB Opinion No. 25 and related Interpretations in accounting for its plan.

No options were exercised during 2001, 2000, and 1999. All remaining options pursuant to this Plan were forfeited as of December 31, 2001.

I.  Financial Instruments

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are limited to cash. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Item 9  Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
--------------------

Not Applicable.

Item 10 Directors and Executive Officers of the Company
-------------------------------------------------------

The names of the Company's Directors and certain information about them are set forth below:

Kenneth G. Fisher, age 71

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

Rowland H. Thomas, age 66

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

C. David Ferguson, age 60

Mr. Ferguson has been a member of the Board of Directors since April 1989. He was the President and Chief Executive Officer and a director of Gould, a position he held from October 1988 until his retirement in December 2001. Prior to such time, he served as Executive Vice President, Materials and Components, at Gould's Foil Division from 1986 until October 1988. He transferred to the Foil Division in 1967 from the Gould Engine Parts Division where he began his career in 1963.

Thomas N. Rich, age 50

Mr. Rich has been a member of the Board of Directors since November 1997 and was named Treasurer of Encore in March 1999. He is presently Vice President-Finance, Secretary and Treasurer at Gould, a position he has held since January 2002. From July 1994 until January 2002, he was Vice President-Finance and Corporate Controller. From December 1991 until July 1994, he was Vice President-Corporate Controller at Gould. Prior to assuming that position, Mr. Rich was Vice President-Financial Controller since joining Gould in July 1990. From 1973 through June 1990, Mr. Rich was employed at Ernst & Young, an international professional services firm. He holds a B.A. degree in Accounting from Duke University.

Michael C. Veysey, age 57

Mr. Veysey has been a member of the Board of Directors since November 1997 and was named President of Encore in March 1999. He was Senior Vice President, General Counsel and Secretary at Gould, a position he held from July 1992 until December 2001. From January 1989 to July 1992, he was Vice President, General Counsel and Secretary at Gould. Prior to assuming that position, Mr. Veysey had held various positions in Gould's Law Department since 1980. Mr. Veysey holds a J.D. degree from Boston College Law School.


Item 11  Executive Compensation

Encore did not pay any compensation to Mr. Veysey or Mr. Rich in 2001, 2000 or 1999.

REPORT ON EXECUTIVE COMPENSATION

Since June 1999, all the Company's officers have been employees of Gould, who served without compensation from the Company.

DIRECTORS' COMPENSATION

The Board of Directors has fixed the compensation of non-officer directors at $2,500 per regular board meeting attended. No compensation is paid for special meetings held by telephone conference. Everyone who was a director during 2001, 2000 and 1999 waived payment of fees for attendance at board meetings.

There were no Board of Directors meetings in 2001. There are no audit, compensation or other committees of the Board.

Item 12 Security Ownership of Certain Beneficial Owners and Management

PRINCIPAL STOCKHOLDERS

The following table sets forth, to the best knowledge of the Company, the beneficial owners of 5% or more of the Company's outstanding Common Stock and equivalents as of December 31, 2001:

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

Subsequent to June 30, 1999, all of the Company's activities (consisting only of administration of final winding down steps) were moved to Gould's offices in Eastlake, Ohio, where they have been conducted without charge by Gould employees. In 2001, the Company accrued $200,000, payable to Gould, for administrative services, including finance, tax, treasury and general management for the period July 1, 1999 through June 30, 2002.

PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K
-----------------------------------------------------------------------

(a)1. and (a)2. Index to Financial Statements and Financial Statement Schedules

              Form 10-K                                                                Page Number
              ---------                                                                -----------
              Report of independent certified public accountants
              relating to consolidated financial statements                                 11

              Consolidated Statement of Changes in Net Assets in
              Liquidation for the years ended
              December 31, 2001, 2000 and 1999                                              12

              Consolidated statements of net assets in liquidation at
              December 31, 2001 and 2000                                                    13

              Consolidated statement of shareholders' equity (capital
              deficiency) for the years ended December 31, 1999,
              2000, and 2001                                                                14

              Notes to consolidated financial statements                                    16

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

ENCORE COMPUTER CORPORATION
(Registrant)


By: /s/ Michael C. Veysey                    By: /s/ Thomas N. Rich
   ---------------------------------           ---------------------------------
   Michael C. Veysey                           Thomas N. Rich
   President                                   Treasurer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                   Date
---------                          -----                   -----


 /s/ Michael C. Veysey
-----------------------------
Michael C. Veysey                  President               March 25, 2002



 /s/ Thomas N. Rich
-----------------------------
Thomas N. Rich                     Treasurer               March 25, 2002



 /s/ C. David Ferguson
-----------------------------
C. David Ferguson                  Director                March 25, 2002



 /s/ Kenneth G. Fisher
----------------------------
Kenneth G. Fisher                  Director                March 25, 2002



 /s/ Rowland H. Thomas, Jr.
----------------------------
Rowland H. Thomas, Jr.             Director                March 25, 2002

(a)   Index to Exhibits.
-----------------------

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

     *21.0            Subsidiaries of the Company

     *23.1            Consent of PricewaterhouseCoopers LLP


     * Filed herewith.