Form 10-Q
period 2002-03-31
ENCORE COMPUTER CORP /DE/
filed 2002-05-15
CIK 764037

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

  X               Quarterly Report Pursuant to Section 13 or 15(d) of
------
                  The Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2002

                                      OR

___ Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                  For the Transition Period from _________ to _________

                        Commission File Number: 0-13576

                          ENCORE COMPUTER CORPORATION
                          ---------------------------
            (Exact Name of Registrant as Specified in its Charter)

            Delaware                                 04-2789167
-----------------------------------------   ------------------------------------
      (State of Incorporation)                (IRS Employer Identification No.)

  34929 Curtis Boulevard Eastlake, Ohio                   44095
-----------------------------------------   ------------------------------------
 (Address of Principal Executive Offices)               (Zip Code)

      Registrant's Telephone Number, Including Area Code: (440) 953-5170

          Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class

                    Common Stock, par value $.01 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No ____
                                              ---

On April 30, 2002 the registrant had 80,746,722 outstanding shares of common stock, par value $.01 per share.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                          ENCORE COMPUTER CORPORATION

         CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                       (In thousands, Except Share Data)


                                                       March 31,  December 31,
                                                         2002         2001
                                                     -----------  -----------
                                                     (Unaudited)
ASSETS
     Cash and cash equivalents                       $    3,333    $    3,291
                                                     ----------    ----------
         Total assets                                $    3,333    $    3,291
                                                     ==========    ==========


LIABILITIES AND NET ASSETS IN LIQUIDATION
     Accounts payable and accrued liabilities        $      424    $      433
                                                     ----------    ----------
         Total current liabilities                          424           433

Net assets in liquidation                                 2,908         2,858
                                                     ----------    ----------

         Total liabilities and net assets
          in liquidation                             $    3,333    $    3,291
                                                     ==========    ==========


Number of Common Shares outstanding                  80,746,722    80,746,722
                                                     ==========    ==========

Net assets in liquidation per Common Share           $     .036    $     .035
                                                     ==========    ==========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                          ENCORE COMPUTER CORPORATION

           CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                          IN LIQUIDATION (Unaudited)

                                (In thousands)




                                                      Three Months Ended
                                                      ------------------
                                                  March 31, 2002  April 1, 2001
                                                  --------------  -------------

Net assets in liquidation at beginning of period       $2,858       $2,520

     Interest income                                       11           39

     Other adjustments                                     39           --
                                                       ------       ------

Net assets in liquidation at end of period             $2,908       $2,559
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

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Encore in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001.

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

The assets of the Company available for distribution to shareholders on liquidation of Encore would be (i) the Company's assets, less its liabilities, at March 31, 2002, plus or minus (ii) any amounts by which the costs of liquidation and costs related to contingent liabilities, including pending litigation, are less or greater than the reserves reflected on the March 31, 2002 statement of net assets in liquidation, minus (iii) expenses incurred after March 31, 2002 which have not been contemplated in the accruals.

Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated amounts.

The valuation of assets and liabilities necessarily requires many estimates and assumptions, and there are substantial uncertainties in liquidating the Company. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the estimated realizable values of assets, estimated liabilities and estimated costs associated with carrying out the liquidation of the Company. The actual values and costs could be higher or lower than the amounts recorded as of March 31, 2002.

Accounts payable and accrued liabilities as of March 31, 2002 include estimates of costs to be incurred in carrying out the liquidation of the Company. The actual costs could vary significantly from the related provisions due to uncertainty related to the length of time required to liquidate the Company and complexities and contingencies.

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


D.   Accounts Payable and Accrued Liabilities

During the three months ended March 31, 2002, the Company paid $9,000 of previously accrued liquidation costs.

E.   Other Adjustments

During the three months ended March 31, 2002, the Company received $39,000 for various refunds and reimbursements of amounts previously paid.


F.   Litigation

Shortly before the Sun Transaction was closed, shareholders of the Company brought a derivative suit in the Delaware Chancery Court against Gould and the Company's then directors, C. David Ferguson, Robert Fedor, Rowland Thomas and Kenneth Fisher. Three similar shareholder suits were also filed and all four suits were consolidated as Civil Action #16044, In Re Encore Computer
                                                ---------------------
Corporation Shareholders Litigation. The shareholders filed an amended complaint
-----------------------------------
adding directors Michael Veysey and Thomas Rich as defendants and eliminating the Company as other than a nominal defendant. The defendants moved for summary judgment and that motion was granted on June 16, 2000. Two of the Plaintiffs filed a notice of appeal to the Delaware Supreme Court. Although the Company is not a party to the litigation, the Company has indemnified its officers and directors against liability for matters such as those which are the subject of the litigation. On July 6, 2001, the parties reached a proposed settlement that, upon court approval, would have provided for a repurchase by the Company and redistribution to class members of the defendants' common stock holdings in the Company and the individual defendants' resignation from their positions with the Company in favor of the plaintiffs' nominees. At a hearing on October 12, 2001, the court did not grant its approval to the proposed settlement. Attorneys for parties to the lawsuit and for two shareholders who objected to the settlement have reached an agreement in principle to resolve the litigation and the objectors' contentions under which the Company would be dissolved; $2.1 million of distributable assets (less certain attorneys' fees and expenses) would be distributed to current shareholders, excluding the defendant shareholders, at the time of dissolution; a fund of up to $100,000 would be set aside for certain claims of former shareholders, the balance of the distributable assets would be distributed to Gould and the defendant shareholders; and all claims would be dismissed and released as to the defendants and their privies. The agreement in principle is subject to definitive documentation, shareholder consent, and court approval. Nonetheless, the Company does not believe the shareholder suit will have a significant financial impact on the Company. The defendants own approximately 63% of the outstanding common stock of the Company.

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations


The Company has conducted no business operations after December 31, 1998.

The Company's financial statements are presented on a liquidation basis. See Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10K for the year ended December 31, 2001.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings


No legal proceedings were filed against the Company during the quarter ended March 31, 2002. See Note F to Condensed Consolidated Financial Statements for additional information regarding the shareholders' litigation.

Item 6.    Exhibits and Reports on Form 8-K

      (a)  Exhibits required by Item 601 of Regulation S-K

           None


      (b)  Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.

                          ENCORE COMPUTER CORPORATION

                                  Signatures
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.


Encore Computer Corporation

Date:    May 10, 2002


/s/ Michael C. Veysey                /s/ Thomas N. Rich
--------------------------          ----------------------------
Michael C. Veysey                   Thomas N. Rich
President                           Treasurer