Form 10-Q
period 2002-06-30
ENCORE COMPUTER CORP /DE/
filed 2002-08-14
CIK 764037

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

   X              Quarterly Report Pursuant to Section 13 or 15(d) of
 _____            The Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2002

                                       OR

 _____ Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                  For the Transition Period from _________ to _________

                         Commission File Number: 0-13576

                           ENCORE COMPUTER CORPORATION
                           ---------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                       04-2789167
----------------------------------------      ----------------------------------
    (State of Incorporation)                   (IRS Employer Identification No.)

34929 Curtis Boulevard   Eastlake, Ohio                     44095
----------------------------------------      ----------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

       Registrant's Telephone Number, Including Area Code: (440) 953-5170

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class

                     Common Stock, par value $.01 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----    ------

On August 9, 2002 the registrant had 80,746,722 outstanding shares of common stock, par value $.01 per share.

                           ENCORE COMPUTER CORPORATION



                                      INDEX



PART I.      FINANCIAL INFORMATION
                                                                                           Page Number
Item 1.  Financial Statements

         Condensed Consolidated Statement of Net Assets in Liquidation                          3
         Condensed Consolidated Statement of Changes in Net Assets in Liquidation               4
         Notes to Condensed Consolidated Financial Statements                                   5

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                               12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            12


PART II.     OTHER INFORMATION

Item 1. Legal Proceedings                                                                      13

Item 6. Exhibits and Reports on Form 8-K                                                       13

Signatures                                                                                     14


PART I.      FINANCIAL INFORMATION

Item 1.  Financial Statements

                           ENCORE COMPUTER CORPORATION

          CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                        (In thousands, Except Share Data)



                                                                      June 30,                 December 31,
                                                                       2002                        2001
                                                                   -----------                 -----------
                                                                   (Unaudited)
ASSETS

         Cash and cash equivalents                                 $     3,225                 $     3,291
                                                                   -----------                 -----------
                  Total assets                                     $     3,225                 $     3,291
                                                                   ===========                 ===========

LIABILITIES AND NET ASSETS IN LIQUIDATION
         Accounts payable and accrued liabilities                  $       317                 $       433
                                                                   -----------                 -----------
                  Total current liabilities                                317                         433


Net assets in liquidation                                                2,908                       2,858
                                                                   -----------                 -----------

                  Total liabilities and net assets
                     in liquidation                                $     3,225                 $     3,291
                                                                   ===========                 ===========


Number of Common Shares outstanding                                 80,746,722                  80,746,722
                                                                   ===========                 ===========

Net assets in liquidation per Common Share                         $      .036                 $      .035
                                                                   ===========                 ===========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ENCORE COMPUTER CORPORATION

            CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                           IN LIQUIDATION (Unaudited)

                                 (In thousands)




                                        Three Months Ended                Six Months Ended
                                        ------------------                ----------------
                                  June 30, 2002    July 1, 2001     June 30, 2002    July 1, 2001
                                  -------------    ------------     -------------   --------------
Net assets in liquidation
  at beginning of period            $ 2,908           $ 2,559          $ 2,858          $ 2,520

         Interest income                 13                29               24               68

         Other adjustments              (13)               --               26               --
                                     -------           -------          -------          -------
Net assets in liquidation
  at end of period                  $ 2,908           $ 2,588          $ 2,908          $ 2,588
                                    =======           =======          =======          =======





The accompanying notes are an integral part of these condensed consolidated financial statements.

ENCORE COMPUTER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.       Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations
Encore Computer Corporation, founded in 1983, designed, manufactured, distributed and supported scalable real-time data systems and advanced clustering technologies. Headquartered in Fort Lauderdale, Florida, the company had sales offices and distributors in the United States, Canada, Europe, and the Far East.

Significant Accounting Policies
The condensed consolidated financial statements include the accounts of Encore Computer Corporation and its subsidiaries (collectively, "Encore" or the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

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

Intention of Liquidation
During fiscal 1997, Encore sold substantially all of its storage products business assets to Sun Microsystems, Inc. ("Sun"). Furthermore, during fiscal 1998, the Company sold its real-time computer systems business to Gores Technology Group. After these transactions, management contemplated that the Company would be liquidated. However, because of a provision of the agreements relating to Encore's sale of its storage products business to Sun, Encore's stockholders could not vote on the liquidation of Encore at the meeting on September 11, 1998, at which they approved the sale of the real-time computer systems business. The Board of Directors terminated the employment of the Company's President on September 30, 1998 and the employment of the Company's Chief Executive Officer on November 24, 1998 in view of the fact that the Company no longer had any active business. The Company's staff was reduced to its General Counsel, who took the position of President, its Chief Financial Officer, its Vice President of Human Resources (who continued to be involved in employee compensation matters arising out of the sales of the storage products and the real-time computer systems businesses) and a few clerical and administrative employees. The Company also moved its offices to a substantially smaller space, which it occupied under a short-term lease. Those offices were closed on or about June 30, 1999, and the Company's further activities are conducted in space provided by Gould Electronics Inc. ("Gould") in Eastlake, Ohio. Management expects that liquidation of the Company will occur. As a result, the Company has adopted the liquidation basis of accounting as of December 31, 1998 and for all periods subsequent to December 31, 1998.

The assets of the Company available for distribution to shareholders on liquidation of Encore would be (i) the Company's assets, less its liabilities, at June 30, 2002, plus or minus (ii) any amounts by which the costs of liquidation and costs related to contingent liabilities, including pending litigation, are less or greater than the reserves reflected on the June 30, 2002 statement of net assets in liquidation, minus (iii) expenses incurred after June 30, 2002 which have not been contemplated in the accruals. See Note F for a discussion of the proposed resolution of litigation and dissolution of the Company.

Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated amounts.

The valuation of assets and liabilities necessarily requires many estimates and assumptions, and there are substantial uncertainties in liquidating the Company. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the estimated realizable values of assets, estimated liabilities and estimated costs associated with carrying out the liquidation of the Company. The actual values and costs could be higher or lower than the amounts recorded as of June 30, 2002.

Accounts payable and accrued liabilities as of June 30, 2002 include estimates of costs to be incurred in carrying out the liquidation of the Company. The actual costs could vary significantly from the related provisions due to uncertainty related to the length of time required to liquidate the Company and complexities and contingencies.

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

D.       Accounts Payable and Accrued Liabilities

During the three months ended June 30, 2002, the Company paid $126,000 of previously accrued liquidation costs.

E.       Other Adjustments

During the three months and six months ended June 30, 2002, the Company received $6,000 and $45,000, respectively, for various refunds and reimbursements of amounts previously paid. Based on revised estimates of liquidation costs, the Company accrued an additional $19,000 during the three months ended June 30, 2002.

F.       Litigation

Shortly before the Sun Transaction was closed, shareholders of the Company brought a derivative suit in the Delaware Chancery Court against Gould and the Company's then directors, C. David Ferguson, Robert Fedor, Rowland Thomas and Kenneth Fisher. Three similar shareholder suits were also filed and all four suits were consolidated as Civil Action #16044, In Re Encore Computer Corporation Shareholders Litigation. The shareholders filed an amended complaint adding directors Michael Veysey and Thomas Rich as defendants and eliminating the Company as other than a nominal defendant. The defendants moved for summary judgment and that motion was granted on June 16, 2000. Two of the plaintiffs filed a notice of appeal in the Delaware Supreme Court. Although the Company is not a party to the litigation, the Company has indemnified its officers and directors against liability for matters such as those which are the subject of the litigation. On July 6, 2001, the parties reached a proposed settlement that, upon court approval, would have provided for a repurchase by the Company and redistribution to class members of the defendants' common stock holdings in the Company and the individual defendants' resignation from their positions with the Company in favor of the plaintiffs' nominees. At a hearing on October 12, 2001, the court did not grant its approval to the proposed settlement. Attorneys for parties to the lawsuit and for two shareholders who objected to the settlement have reached an agreement to resolve the litigation and the objectors' contentions under which the Company would be dissolved; $2.1 million of distributable assets (less certain attorneys' fees and expenses) would be distributed to current shareholders and the defendant shareholders, at the time of dissolution; a fund of up to $100,000 would be set aside for certain claims of former shareholders, the balance of the distributable assets would be distributed to Gould; and all claims would be dismissed and released as to the defendants and their privies. The record date for the vote on the dissolution has not yet been set. The agreement, which was signed on June 29, 2002, is subject to court approval; a hearing has been scheduled for October 2, 2002. Nonetheless, the Company does not believe the shareholder suit will have a significant financial impact on the Company. The defendants own approximately 63% of the outstanding common stock of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company has conducted no business operations after December 31, 1998.

The Company's financial statements are presented on a liquidation basis. See Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The assets of the Company consist of cash and cash equivalents, which are principally money market funds and investments in U.S. Treasury bills.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

PART II      OTHER INFORMATION
Item 1.      Legal Proceedings

No legal proceedings were filed against the Company during the quarter ended June 30, 2002. See Note F to Condensed Consolidated Financial Statements for additional information regarding the shareholders' litigation.

Item 6.      Exhibits and Reports on Form 8-K
                (a)   Exhibits required by Item 601 of Regulation S-K

             The following exhibits are filed as part of this report:

           (3)        Articles of Incorporation and Bylaws:

              * (a)   Certificate of Incorporation of the Company dated May 2,
                      1983

              * (b) Certificate of Amendment of Certificate of Incorporation of the Company dated July 12, 1983

              * (c) Certificate of Amendment of Certificate of Incorporation of the Company dated January 13, 1984

              * (d) Certificate of Amendment of Certificate of Incorporation of the Company dated April 1, 1984

              * (e) Certificate of Amendment of Certificate of Incorporation of the Company dated February 8, 1985

              * (f) Certificate of Amendment of Certificate of Incorporation of the Company dated April 10, 1987

              * (g) Certificate of Amendment of Certificate of Incorporation of the Company dated May 31, 1990

              * (h) Certificate of Amendment of Certificate of Incorporation of the Company dated June 18, 1991

              * (i) Certificate of Amendment of Certificate of Incorporation of the Company dated September 30, 1993

              * (j) Certificate of Amendment of Certificate of Incorporation of the Company dated August 8, 1995

              * (k)   By-laws of the Company

           * (4) Instruments defining the Rights of Encore's Equity Security Holders:

                      The rights of Encore's equity security holders are defined in Article 1 of the Company's Bylaws (see
                      Exhibit 3(b).

               (99)   Additional Exhibits:

                (a)   President's certification pursuant to Section 906 of
                          the Sarbanes-Oxley Act of 2002.

                (b)   Treasurer's certification pursuant to Section 906 of
                          the Sarbanes-Oxley Act of 2002.

            (b)       Reports on Form 8-K

                      No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.

 *    Being filed pursuant to Form SE

                           ENCORE COMPUTER CORPORATION

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Encore Computer Corporation

Date:    August 13, 2002




/s/ Michael C. Veysey                   /s/ Thomas N. Rich
--------------------------              ----------------------------------------
Michael C. Veysey                       Thomas N. Rich
President                               Treasurer (Principle Accounting Officer)

                                 Exhibit Index


 Exhibit
 Number             Description
---------           -----------

99.(a)             President's certification pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002.

99.(b)             Treasurer's certification pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002.