Form 10-Q/A
period 2002-06-30
ENCORE COMPUTER CORP /DE/
filed 2002-08-22
CIK 764037

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

 X              Quarterly Report Pursuant to Section 13 or 15(d) of
---
                The Securities Exchange Act of 1934

                For the Quarterly Period Ended June 30, 2002

                                       OR

___ Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                For the Transition Period from _________ to _________

                         Commission File Number: 0-13576

                           ENCORE COMPUTER CORPORATION
                           ---------------------------
             (Exact Name of Registrant as Specified in its Charter)

               Delaware                                    04-2789167
----------------------------------------       ---------------------------------
       (State of Incorporation)                (IRS Employer Identification No.)

 34929 Curtis Boulevard Eastlake, Ohio                       44095
----------------------------------------       ---------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

       Registrant's Telephone Number, Including Area Code: (440) 953-5170

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class

                     Common Stock, par value $.01 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                              ---

On August 9, 2002 the registrant had 80,746,722 outstanding shares of common stock, par value $.01 per share.

                           ENCORE COMPUTER CORPORATION

                                EXPLANATORY NOTE

This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the period ending June 30, 2002 ("Form 10-Q") is being filed solely to add an electronic copy of exhibits previously filed in paper pursuant to a temporary hardship exemption. No other changes to the Registrant's Form 10-Q have been made.

                                      INDEX

                                                                  Page Number

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                             3

Signatures                                                            5

PART II          OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K

        (a)      Exhibits required by Item 601 of Regulation S-K

                 The following exhibits are filed as part of this report:

            (3)       Articles of Incorporation and Bylaws:

                 (a)  Certificate of Incorporation of the Company dated May 2,
                      1983
                 (b) Certificate of Amendment of Certificate of Incorporation of the Company dated July 12, 1983
                 (c) Certificate of Amendment of Certificate of Incorporation of the Company dated January 13, 1984
                 (d) Certificate of Amendment of Certificate of Incorporation of the Company dated April 1, 1984
                 (e) Certificate of Amendment of Certificate of Incorporation of the Company dated February 8, 1985
                 (f) Certificate of Amendment of Certificate of Incorporation of the Company dated April 10, 1987
                 (g) Certificate of Amendment of Certificate of Incorporation of the Company dated May 31, 1990
                 (h) Certificate of Amendment of Certificate of Incorporation of the Company dated June 18, 1991
                 (i) Certificate of Amendment of Certificate of Incorporation of the Company dated September 30, 1993
                 (j) Certificate of Amendment of Certificate of Incorporation of the Company dated August 8, 1995
                 (k)  By-laws of the Company

            (4) Instruments defining the Rights of Encore's Equity Security Holders:

                      The rights of Encore's equity security holders are defined in Article 1 of the Company's Bylaws (see Exhibit 3(k)).

            (99)      Additional Exhibits:

               * (a) President's certification pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002.

               * (b) Treasurer's certification pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002.

        (b)      Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.

* Previously filed.

                           ENCORE COMPUTER CORPORATION

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Encore Computer Corporation

Date: August 21, 2002




/s/ Michael C. Veysey                   /s/ Thomas N. Rich
--------------------------------        ----------------------------------
Michael C. Veysey                       Thomas N. Rich
President                               Treasurer (Principle Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT NO.                           DESCRIPTION                               PAGE NO.
-----------                           -----------                               --------
    (3)       Articles of Incorporation and Bylaws:

      (a)       Certificate of Incorporation of the Company dated May 2, 1983
      (b)       Certificate of Amendment of Certificate of Incorporation
                 of the Company dated July 12, 1983
      (c)       Certificate of Amendment of Certificate of Incorporation
                 of the Company dated January 13, 1984
      (d)       Certificate of Amendment of Certificate of Incorporation
                 of the Company dated April 1, 1984
      (e)       Certificate of Amendment of Certificate of Incorporation
                 of the Company dated February 8, 1985
      (f)       Certificate of Amendment of Certificate of Incorporation
                 of the Company dated April 10, 1987
      (g)       Certificate of Amendment of Certificate of Incorporation
                 of the Company dated May 31, 1990
      (h)       Certificate of Amendment of Certificate of Incorporation
                 of the Company dated June 18, 1991
      (i)       Certificate of Amendment of Certificate of Incorporation
                 of the Company dated September 30, 1993
      (j)       Certificate of Amendment of Certificate of Incorporation
                 of the Company dated August 8, 1995
      (k)       By-laws of the Company

   (4)        Instruments defining the Rights of Encore's Equity Security Holders:

                The rights of Encore's equity security holders are defined in
                Article 1 of the Company's Bylaws (see Exhibit 3(k)).

   (99)       Additional Exhibits:

      *(a)    President's certification pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002.

      *(b)    Treasurer's certification pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002.

* Previously filed.