Form 10-Q
period 2002-09-30
ENCORE COMPUTER CORP /DE/
filed 2002-11-14
CIK 764037

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

 X         Quarterly Report Pursuant to Section 13 or 15(d) of
---
           The Securities Exchange Act of 1934

           For the Quarterly Period Ended September 30, 2002

                                       OR

___        Transition Report Pursuant to Section 13 or 15(d) of
           The Securities Exchange Act of 1934

           For the Transition Period from _________ to _________

                         Commission File Number: 0-13576

                           ENCORE COMPUTER CORPORATION
                           ---------------------------
             (Exact Name of Registrant as Specified in its Charter)

               Delaware                                04-2789167
---------------------------------------  ---------------------------------------
       (State of Incorporation)           (IRS Employer Identification No.)

34929 Curtis Boulevard Eastlake, Ohio                   44095
---------------------------------------  ---------------------------------------
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

On November 12, 2002 the registrant had 80,746,722 outstanding shares of common stock, par value $.01 per share.

                           ENCORE COMPUTER CORPORATION

                                      INDEX

PART I.       FINANCIAL INFORMATION
                                                                                   Page Number
Item 1. Financial Statements

        Condensed Consolidated Statement of Net Assets in Liquidation                   3
        Condensed Consolidated Statement of Changes in Net Assets in Liquidation        4
        Notes to Condensed Consolidated Financial Statements                            5

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                          12

Item 3. Quantitative and Qualitative Disclosures About Market Risk                     13

Item 4. Controls and Procedures                                                        13


PART II.      OTHER INFORMATION

Item 1. Legal Proceedings                                                              14

Item 4. Submission of Matters to a Vote of Security Holders                            14

Item 5. Other Information                                                              14

Item 6. Exhibits and Reports on Form 8-K                                               15

Signatures                                                                             17

Certifications pursuant to Section 302 of the
   Sarbanes-Oxley Act of 2002                                                          18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           ENCORE COMPUTER CORPORATION

          CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                        (In thousands, Except Share Data)

                                                             September 30,   December 31,
                                                                    2002        2001
                                                                    ----        -----

                                                                      (Unaudited)
ASSETS
         Cash and cash equivalents                           $      2,977    $      3,291
                                                             ------------    ------------
                  Total assets                               $      2,977    $      3,291
                                                             ============    ============


LIABILITIES AND NET ASSETS IN LIQUIDATION
         Accounts payable and accrued liabilities            $         57    $        433
                                                             ------------    ------------
                  Total current liabilities                            57             433

Net assets in liquidation                                           2,920           2,858
                                                             ------------    ------------

                  Total liabilities and net assets
                     in liquidation                          $      2,977    $      3,291
                                                             ============    ============


Number of Common Shares outstanding                            80,746,722      80,746,722
                                                             ============    ============

Net assets in liquidation per Common Share                   $       .036    $       .035
                                                             ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ENCORE COMPUTER CORPORATION

            CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                           IN LIQUIDATION (Unaudited)

                                 (In thousands)

                                        Three Months Ended             Nine Months Ended
                                        ------------------             -----------------
                                 Sept. 30, 2002  Sept. 30, 2001  Sept. 30, 2002  Sept. 30, 2001
                                 --------------  --------------  --------------  --------------
Net assets in liquidation
  at beginning of period            $2,908          $2,588          $2,858          $2,520

         Interest income                12              27              36              95

         Other adjustments               0             227              26             227
                                    ------          ------          ------          ------
Net assets in liquidation
  at end of period                  $2,920          $2,842          $2,920          $2,842
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

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Encore in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001.

The condensed consolidated financial statements, in the opinion of the Company, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for interim periods. All adjustments made during the interim periods are normal recurring adjustments. The year end condensed statement of net assets in liquidation data is derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States.

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

The Company also moved its offices to a substantially smaller space, which it occupied under a short-term lease. Those offices were closed on or about June 30, 1999, and the Company's further activities are conducted in space provided by Gould Electronics Inc. ("Gould") in Eastlake, Ohio. Since Management expected that liquidation of the Company would occur, the Company adopted the liquidation basis of accounting as of December 31, 1998 and for all periods subsequent to December 31, 1998.

See Note F for a discussion of the resolution of the litigation and the dissolution and liquidation of the Company. Based on the court-approved settlement of the litigation, no assets will remain after payments pursuant to the settlement agreement.

Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated amounts.

The valuation of assets and liabilities necessarily requires many estimates and assumptions, and there are substantial uncertainties in liquidating the Company. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the estimated realizable values of assets, estimated liabilities and estimated costs associated with carrying out the liquidation of the Company. The actual values and costs could be higher or lower than the amounts recorded as of September 30, 2002.

Accounts payable and accrued liabilities as of September 30, 2002 include estimates of costs to be incurred in carrying out the liquidation of the Company. The actual costs could vary significantly from the related provisions due to uncertainty related to the length of time required to liquidate the Company and complexities and contingencies. See Note F for additional information regarding future liquidation costs.

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

D.       Accounts Payable and Accrued Liabilities

During the three months ended September 30, 2002, the Company paid $260,000 of previously accrued liquidation costs as follows:

     Legal fees                    $  50,000
     Stock record keeping              6,000
     Gould                           201,000
     Other                             3,000
                                   ---------
                                   $ 260,000
                                   =========

The payment to Gould covered administrative services for the period July 1, 1999 through June 30, 2002.

E. Other Adjustments

During the three months and nine months ended September 30, 2002, the Company received $0 and $45,000, respectively, for various refunds and reimbursements of amounts previously paid.

F.       Litigation

Shortly before the Sun Transaction was closed, shareholders of the Company brought a derivative suit in the Delaware Chancery Court against Gould and the Company's then directors, C. David Ferguson, Robert Fedor, Rowland Thomas and Kenneth Fisher. Three similar shareholder suits were also filed and all four suits were consolidated as Civil Action #16044, In Re Encore Computer Corporation Shareholders Litigation. The shareholders filed an amended complaint adding directors Michael Veysey and Thomas Rich as defendants and eliminating the Company as other than a nominal defendant. The defendants moved for summary judgment and that motion was granted on June 16, 2000. Two of the plaintiffs filed a notice of appeal in the Delaware Supreme Court. Although not a party to the litigation, the Company was obligated to indemnify its officers and directors against liability for matters such as those which are the subject of the litigation. On July 6, 2001, the parties reached a proposed settlement that, upon court approval, would have provided for a repurchase by the Company and redistribution to class members of the defendants' common stock holdings in the Company and the individual defendants' resignation from their positions with the Company in favor of the plaintiffs' nominees. At a hearing on October 12, 2001, the court did not grant its approval to the proposed settlement. Attorneys for parties to the lawsuit and for two shareholders who objected to the settlement (the Objectors) reached an agreement to resolve the litigation and the Objectors' contentions. The new settlement agreement, which was signed on July 29, 2002, was approved by the court on October 2, 2002 and became final on November 1, 2002. Under the settlement, the Company will be dissolved; $2.1 million (less certain attorneys' fees and expenses) will be distributed to current shareholders, including the defendant shareholders other than Gould; a fund of up to $100,000 will be set aside for certain claims of former shareholders; the balance of the Company's distributable assets will be distributed to Gould; and all claims would be dismissed and released as to the defendants and their privies. After all of the payments are made pursuant to the settlement, the Company will have no remaining assets and will be dissolved. Gould has agreed to pay, out of its settlement proceeds, any other fees and expenses of the Company relating to the dissolution and liquidation and any claims timely filed by any creditors of the Company and shall also receive any unclaimed portion of the $100,000 fund set aside for the former shareholders. The dissolution and liquidation of the Company have been approved unanimously by the Board of Directors of the Company and by shareholders of the Company, including the Objectors and the defendants, who collectively hold more than 75% of the outstanding common stock of the Company, by a written consent.

A pro forma statement of net assets in liquidation reflecting the settlement follows:

                                                                 Sept. 30, 2002
                                                                 --------------
                                                                   (Pro forma)
                                                                 (In Thousands)

   Cash and equivalents                                          $2,977
                                                                 ======

   Liabilities
      Amounts due pursuant to the settlement agreement:
          Current shareholders other than Gould                  $2,020
          Cash reserve for former shareholders                      100
          Fees awarded to plaintiffs' and objectors' counsel         80
          Gould                                                     777
                                                                 ------

   Total liabilities                                              2,977
                                                                 ------

   Net assets in liquidation                                     $   -0-
                                                                 ------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company has conducted no business operations since December 31, 1998.

The Company's financial statements are presented on a liquidation basis. See Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

As of September 30, 2002, the amount of each significant component of net assets in liquidation is as follows:

                                                           Amount (In Thousands)
                                                           ---------------------

   Assets
          Treasury bills                                         $2,862
          Money market funds                                         89
          Checking account                                           26
                                                                 ------
                                                                 $2,977

   Liabilities
          Estimated legal costs                                  $   37
          Auditor fees                                               10
          Miscellaneous (record storage, printing,
            stock record keeping, etc.)                              10
                                                                 ------
                                                                 $   57

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.



Item 4.  Controls and Procedures

Our President and Treasurer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on such evaluation, our President and Treasurer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our President and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

PART II          OTHER INFORMATION

Item 1.          Legal Proceedings

No legal proceedings were filed against the Company during the quarter ended September 30, 2002. See Note F to Condensed Consolidated Financial Statements for information regarding the settlement of the shareholders' litigation.

Item 4.          Submission of Matters to a Vote of Security Holders

In connection with the settlement of the shareholders' litigation, stockholders holding more than 75% of the outstanding shares of Common Stock executed a written consent approving the dissolution and liquidation of the Company conditioned upon court approval which was obtained on October 2, 2002. The terms of the settlement and matters related to the dissolution and liquidation of the Company are described in an Information Statement filed with the Securities and Exchange Commission which was mailed to the Company's shareholders.

Item 5.          Other Information

In November 1997, shareholders of the Company brought a derivative suit in the Delaware Chancery Court against Gould and the Company's then directors, C. David Ferguson, Robert Fedor, Rowland Thomas and Kenneth Fisher. Three similar shareholder suits were also filed and all four suits were consolidated as Civil Action #16044, In Re Encore Computer Corporation Shareholders Litigation. The shareholders filed an amended complaint adding directors Michael Veysey and Thomas Rich as defendants and eliminating the Company as other than a nominal defendant. The defendants moved to dismiss the lawsuit and that motion was granted on June 16, 2000. Two of the plaintiffs filed a notice of appeal in the Delaware Supreme Court. Although not a party to the litigation, the Company was obligated to indemnify its officers and directors against liability for matters such as those which are the subject of the litigation.

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

Attorneys for parties to the lawsuit and for two shareholders who objected to the settlement (the Objectors) reached an agreement to resolve the litigation and the Objectors' contentions. The new settlement agreement, which was signed on July 29, 2002, was approved by the court on October 2, 2002 and became final on November 1, 2002. Under the settlement, the Company will be dissolved; $2.1 million (less certain attorneys' fees and expenses) will be distributed to current shareholders, including the defendant shareholders other than Gould; a fund of up to $100,000 will be set aside for certain claims of former shareholders; the balance of the

Company's distributable assets will be distributed to Gould; and all claims would be dismissed and released as to the defendants and their privies. After all of the payments are made pursuant to the settlement, the Company will have no remaining assets and will be dissolved. Gould has agreed to pay, out of its settlement proceeds, any other fees and expenses of the Company relating to the dissolution and liquidation and any claims timely filed by any creditors of the Company and shall also receive any unclaimed portion of the $100,000 fund set aside for the former shareholders. The dissolution and liquidation of the Company have been approved unanimously by the Board of Directors of the Company and by shareholders of the Company, including the Objectors and the defendants, who collectively hold more than 75% of the outstanding common stock of the Company, by a written consent.

Item 6.     Exhibits and Reports on Form 8-K

       (a)  Exhibits required by Item 601 of Regulation S-K

            The following exhibits are filed as part of this report:

       (3)  Articles of Incorporation and Bylaws:

            *(a) Certificate of Incorporation of the Company dated May 2, 1983 *(b) Certificate of Amendment of Certificate of Incorporation of
                  the Company dated July 12, 1983
            *(c) Certificate of Amendment of Certificate of Incorporation of the Company dated January 13, 1984
            *(d) Certificate of Amendment of Certificate of Incorporation of the Company dated April 1, 1984
            *(e) Certificate of Amendment of Certificate of Incorporation of the Company dated February 8, 1985
            *(f) Certificate of Amendment of Certificate of Incorporation of the Company dated April 10, 1987
            *(g) Certificate of Amendment of Certificate of Incorporation of the Company dated May 31, 1990
            *(h) Certificate of Amendment of Certificate of Incorporation of the Company dated June 18, 1991
            *(i) Certificate of Amendment of Certificate of Incorporation of the Company dated September 30, 1993
            *(j) Certificate of Amendment of Certificate of Incorporation of the Company dated August 8, 1995
            *(k)  Bylaws of the Company

       *(4) Instruments defining the Rights of Encore's Equity Security Holders:

            The rights of Encore's equity security holders are defined in
            Article 1 of the Company's Bylaws (see Exhibit 3(k)).

     (10)     Material Contracts:

          **(a) Information Statement and Notice of Pendency of Class Action, Proposed Settlement of Class Action, and Settlement hearing.

          **(b) Stipulation and Agreement of Compromise, Settlement and Release dated as of July 29, 2002.


              (99) Additional Exhibits:

                   (1) President's certification pursuant to Section 906 of the
                       Sarbanes-Oxley Act of 2002.

                   (2) Treasurer's certification pursuant to Section 906 of the
                       Sarbanes-Oxley Act of 2002.


     (b)      Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2002.

* Incorporated by reference to the corresponding exhibit number of the Registrant's Current Report on Form 10-Q/A for the quarter ended June 30, 2002.

** Incorporated by reference to the Registrant's Schedule 13E-3 filed on August 30, 2002.

                           ENCORE COMPUTER CORPORATION

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Encore Computer Corporation

Date:    November 12, 2002




/s/ Michael C. Veysey                 /s/ Thomas N. Rich
--------------------------          ------------------------------------
Michael C. Veysey                   Thomas N. Rich
President                           Treasurer (Principal Accounting Officer)

                   CERTIFICATION ACCOMPANYING PERIODIC REPORT
                             PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002
                                (18 U.S.C. 1350)

I, Michael C. Veysey, President, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Encore Computer Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 12, 2002                     /s/ Michael C. Veysey
                                              ---------------------------------
                                              Michael C. Veysey
                                              President

                   CERTIFICATION ACCOMPANYING PERIODIC REPORT
                             PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002
                                (18 U.S.C. 1350)

I, Thomas N. Rich, Treasurer (Principal Accounting Officer), certify that:

1. I have reviewed this quarterly report on Form 10-Q of Encore Computer Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002               /s/ Thomas N. Rich
                                      ---------------------------------------
                                      Thomas N. Rich
                                      Treasurer
                                      (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT NO.                      DESCRIPTION
-----------                      -----------

  3                 Articles of Incorporation and Bylaws:

    *(a)        Certificate of Incorporation of the Company dated May 2, 1983

    *(b)        Certificate of Amendment of Certificate of Incorporation
                  of the Company dated July 12, 1983

    *(c)        Certificate of Amendment of Certificate of Incorporation
                  of the Company dated January 13, 1984

    *(d)        Certificate of Amendment of Certificate of Incorporation
                  of the Company dated April 1, 1984

    *(e)        Certificate of Amendment of Certificate of Incorporation
                  of the Company dated February 8, 1985

    *(f)        Certificate of Amendment of Certificate of Incorporation
                  of the Company dated April 10, 1987

    *(g)        Certificate of Amendment of Certificate of Incorporation
                  of the Company dated May 31, 1990

    *(h)        Certificate of Amendment of Certificate of Incorporation
                  of the Company dated June 18, 1991

    *(i)        Certificate of Amendment of Certificate of Incorporation
                  of the Company dated September 30, 1993

    *(j)        Certificate of Amendment of Certificate of Incorporation
                  of the Company dated August 8, 1995

    *(k)        By-laws of the Company

    *(4)        Instruments defining the Rights of Encore's Equity Security
                Holders:

                  The rights of Encore's equity security holders are defined in
                  Article 1 of the Company's Bylaws (see Exhibit 3(k)).

    (10)                             Material Contracts:

    **(a) Information Statement and Notice of Pendency of Class Action, Proposed Settlement of Class Action, and Settlement hearing.
    **(b) Stipulation and Agreement of Compromise, Settlement and Release dated as of July 29, 2002.

    (99)           Additional Exhibits:

          (1) President's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (2) Treasurer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------
* Incorporated by reference to the corresponding exhibit number of the Registrant's Current Report on Form 10-Q/A for the quarter ended June 30, 2002.
** Incorporated by reference to the Registrant's Schedule 13E-3 filed on August 30, 2002.